Form 10-Q
period 2022-06-30
BEL FUSE INC /NJ
filed 2022-08-05
CIK 729580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐	No ☒

Title of Each Class	Number of Shares of Common Stock Outstanding as of August 1, 2022
Class A Common Stock ($0.10 par value)	2,141,589
Class B Common Stock ($0.10 par value)	10,343,260

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

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$65,830	$61,756
Accounts receivable, net of allowance for doubtful accounts of $1,380 and $1,536, respectively	98,777	87,135
Inventories	160,593	139,383
Unbilled receivables	23,277	28,275
Assets held for sale	1,626	1,626
Other current assets	10,999	10,841
Total current assets	361,102	329,016

Property, plant and equipment, net	36,105	38,210
Right-of-use assets	24,234	21,252
Intangible assets, net	56,563	60,995
Goodwill	24,771	26,651
Deferred income taxes	7,422	4,461
Other assets	32,163	31,261
Total assets	$542,360	$511,846

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$70,020	$65,960
Accrued expenses	37,551	34,453
Operating lease liabilities, current	7,251	6,880
Other current liabilities	13,928	4,719
Total current liabilities	128,750	112,012

Long-term Liabilities:
Long-term debt	112,500	112,500
Operating lease liabilities, long-term	17,065	14,668
Liability for uncertain tax positions	24,576	28,434
Minimum pension obligation and unfunded pension liability	24,177	23,909
Deferred income taxes	1,286	1,487
Other liabilities	8,011	10,093
Total liabilities	316,365	303,103

Commitments and contingencies (see Note 14)

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,141,589 and 2,144,912 shares outstanding at June 30, 2022 and December 31, 2021, respectively (net of 1,072,769 restricted treasury shares)	214	214
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 10,343,260 and 10,377,102 shares outstanding at June 30, 2022 and December 31, 2021, respectively (net of 3,218,307 restricted treasury shares)	1,036	1,038
Treasury stock (unrestricted, consisting of 3,323 Class A shares and 17,342 Class B shares)	(349)	-
Additional paid-in capital	39,509	38,419
Retained earnings	208,326	187,935
Accumulated other comprehensive loss	(22,741)	(18,863)
Total stockholders' equity	225,995	208,743
Total liabilities and stockholders' equity	$542,360	$511,846

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net sales	$170,572	$138,741	$307,290	$249,385
Cost of sales	125,120	104,537	227,879	190,241
Gross profit	45,452	34,204	79,411	59,144

Research and development costs	4,661	5,464	9,505	10,384
Selling, general and administrative expenses	23,965	21,828	44,992	43,569
Restructuring charges	31	277	31	277
Gain on sale of property	-	-	-	(6,175)
Income from operations	16,795	6,635	24,883	11,089

Interest expense	(779)	(721)	(1,467)	(1,523)
Other (expense) income, net	(1,724)	113	(2,496)	660
Earnings before provision for income taxes	14,292	6,027	20,920	10,226

Benefit from income taxes	(2,746)	(1,853)	(1,182)	(854)
Net earnings available to common stockholders	$17,038	$7,880	$22,102	$11,080

Net earnings per common share:
Class A common share - basic and diluted	$1.30	$0.61	$1.68	$0.85
Class B common share - basic and diluted	$1.37	$0.64	$1.78	$0.91

Weighted-average number of shares outstanding:
Class A common share - basic and diluted	2,144	2,145	2,145	2,145
Class B common share - basic and diluted	10,362	10,237	10,368	10,220

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net earnings available to common stockholders	$17,038	$7,880	$22,102	$11,080

Other comprehensive (loss) income:
Currency translation adjustment, net of taxes of ($31), ($333), ($43) and ($324), respectively	(6,764)	2,540	(7,980)	11
Unrealized gains (losses) on interest rate swap cash flow hedge, net of taxes of $0 in all periods presented	1,008	-	3,992	-
Unrealized holding losses on marketable securities, net of taxes of $0 in all periods presented	(12)	-	(12)	(1)
Change in unfunded SERP liability, net of taxes of ($17), ($28), ($35) and ($56), respectively	61	100	122	199
Other comprehensive (loss) income	(5,707)	2,640	(3,878)	209

Comprehensive income	$11,331	$10,520	$18,224	$11,289

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

			Accumulated
			Other	Class A	Class B		Additional
		Retained	Comprehensive	Common	Common	Treasury	Paid-In
	Total	Earnings	(Loss) Income	Stock	Stock	Stock	Capital

Balance at December 31, 2021	$208,743	$187,935	$(18,863)	$214	$1,038	$-	$38,419
Net earnings	5,064	5,064	-	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(129)	(129)	-	-	-	-	-
Class B Common Stock, $0.07/share	(727)	(727)	-	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	(1)	-	1
Foreign currency translation adjustment, net of taxes of ($12)	(1,216)	-	(1,216)	-	-	-	-
Unrealized gains on interest rate swap cash flow hedge	2,984	-	2,984	-	-	-	-
Stock-based compensation expense	576	-	-	-	-	-	576
Change in unfunded SERP liability, net of taxes of ($17)	61	-	61	-	-	-	-
Balance at March 31, 2022	215,356	192,143	(17,034)	214	1,037	-	38,996

Net earnings	17,038	17,038	-	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(129)	(129)	-	-	-	-	-
Class B Common Stock, $0.07/share	(726)	(726)	-	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	(1)	-	1
Repurchase of treasury stock	(349)	-	-	-	-	(349)	-
Foreign currency translation adjustment, net of taxes of ($31)	(6,764)	-	(6,764)	-	-	-	-
Unrealized gains on interest rate swap cash flow hedge	1,008	-	1,008	-	-	-	-
Unrealized holding losses on marketable securities arising during the period, net of taxes of $0	(12)	-	(12)	-	-	-	-
Stock-based compensation expense	512	-	-	-	-	-	512
Change in unfunded SERP liability, net of taxes of ($17)	61	-	61	-	-	-	-
Balance at June 30, 2022	$225,995	$208,326	$(22,741)	$214	$1,036	$(349)	$39,509

			Accumulated
			Other	Class A	Class B	Additional
		Retained	Comprehensive	Common	Common	Paid-In
	Total	Earnings	(Loss) Income	Stock	Stock	Capital

Balance at December 31, 2020	$185,799	$166,491	$(18,063)	$214	$1,021	$36,136
Net earnings	3,199	3,199	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(128)	(128)	-	-	-	-
Class B Common Stock, $0.07/share	(716)	(716)	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	(1)	1
Foreign currency translation adjustment, net of taxes of $9	(2,529)	-	(2,529)	-	-	-
Unrealized holding losses on marketable securities	(1)	-	(1)	-	-	-
Stock-based compensation expense	600	-	-	-	-	600
Change in unfunded SERP liability, net of taxes of ($28)	99	-	99	-	-	-
Balance at March 31, 2021	186,323	168,846	(20,494)	214	1,020	36,737

Net earnings	7,880	7,880	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(129)	(129)	-	-	-	-
Class B Common Stock, $0.07/share	(714)	(714)	-	-	-	-
Issuance of restricted common stock	-	-	-	-	8	(8)
Forfeiture of restricted common stock	-	-	-	-	(1)	1
Foreign currency translation adjustment, net of taxes of ($333)	2,540	-	2,540	-	-	-
Stock-based compensation expense	598	-	-	-	-	598
Change in unfunded SERP liability, net of taxes of ($28)	100	-	100	-	-	-
Balance at June 30, 2021	$196,598	$175,883	$(17,854)	$214	$1,027	$37,328

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2022	2021

Cash flows from operating activities:
Net earnings	$22,102	$11,080
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	8,316	8,478
Stock-based compensation	1,087	1,198
Amortization of deferred financing costs	34	331
Deferred income taxes	(2,965)	576
Net unrealized gains on foreign currency revaluation	(373)	(131)
Gains on sale of property	-	(6,175)
Other, net	90	496
Changes in operating assets and liabilities:
Accounts receivable, net	(12,704)	(12,593)
Unbilled receivables	4,998	(4,142)
Inventories	(25,284)	(10,362)
Accounts payable	6,323	11,066
Accrued expenses	4,421	4,148
Other operating assets/liabilities, net	5,101	(5,893)
Net cash provided by (used in) operating activities	11,146	(1,923)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,546)	(2,465)
Payments for acquisitions, net of cash acquired	-	(16,811)
Proceeds from sale of property, plant and equipment	87	6,756
Net cash used in investing activities	(3,459)	(12,520)

Cash flows from financing activities:
Dividends paid to common stockholders	(1,646)	(1,630)
Purchase of treasury stock	(349)	-
Repayments of long-term debt	-	(2,974)
Net cash used in financing activities	(1,995)	(4,604)

Effect of exchange rate changes on cash and cash equivalents	(1,618)	533

Net increase (decrease) in cash and cash equivalents	4,074	(18,514)
Cash and cash equivalents - beginning of period	61,756	84,939
Cash and cash equivalents - end of period	$65,830	$66,425

Supplementary information:
Cash paid during the period for income taxes, net of refunds received	$4,614	$2,036
Cash paid during the period for interest payments	$1,105	$1,174
ROU assets obtained in exchange for lease obligations	$5,734	$6,032

Details of acquisitions:
Fair value of identifiable net assets acquired	$-	$18,215
Goodwill	-	2,499
Fair value of net assets acquired	$-	$20,714

Fair value of consideration transferred	$-	$20,714
Less: Cash acquired in acquisitions	-	(3,903)
Cash paid for acquisitions, net of cash acquired	$-	$16,811

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheets and statements of operations, comprehensive income, stockholders’ equity and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made.  The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.  There were no significant changes to these accounting policies during the six months ended June 30, 2022, except as discussed in “Recently Adopted Accounting Standards” below.

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

The acquisitions of rms Connectors and EOS may hereafter be referred to collectively as either the "2021 Acquisitions" or the "2021 Acquired Companies".  As of the respective acquisition dates, all of the assets acquired and liabilities assumed were recorded at their fair values and the Company's condensed consolidated results of operations for the three and six months ended June 30, 2021 include the operating results of the 2021 Acquired Companies from their respective acquisition dates through June 30, 2021. During the three and six months ended June 30, 2021, the Company incurred $0.3 million and $0.5 million, respectively, of acquisition-related costs related to the 2021 Acquisitions.  No acquisition-related costs were incurred during the three or six months ended June 30, 2022.  These costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

The following unaudited pro forma consolidated results of operations assume that the acquisition of the 2021 Acquired Companies was completed as of January 1, 2021:

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Revenue, net	$138,741	$252,406
Net earnings	7,880	11,309
Earnings per Class A common share - basic and diluted	0.61	0.87
Earnings per Class B common share - basic and diluted	0.64	0.92

3.	REVENUE

The following table provides information about disaggregated revenue by geographic region and sales channel, and includes a reconciliation of the disaggregated revenue to our reportable segments:

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
	Connectivity Solutions	Power Solutions and Protection	Magnetic Solutions	Consolidated	Connectivity Solutions	Power Solutions and Protection	Magnetic Solutions	Consolidated

By Geographic Region:
North America	$34,781	$52,407	$14,248	$101,436	$67,313	$94,755	$25,126	$187,194
Europe	8,354	11,101	3,121	22,576	17,568	20,486	5,592	43,646
Asia	2,961	7,518	36,081	46,560	4,928	14,574	56,948	76,450
	$46,096	$71,026	$53,450	$170,572	$89,809	$129,815	$87,666	$307,290

By Sales Channel:
Direct to customer	$28,544	$45,604	$39,515	$113,663	$54,597	$81,447	$65,254	$201,298
Through distribution	17,552	25,422	13,935	56,909	35,212	48,368	22,412	105,992
	$46,096	$71,026	$53,450	$170,572	$89,809	$129,815	$87,666	$307,290

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
	Connectivity Solutions	Power Solutions and Protection	Magnetic Solutions	Consolidated	Connectivity Solutions	Power Solutions and Protection	Magnetic Solutions	Consolidated

By Geographic Region:
North America	$33,182	$37,867	$9,594	$80,643	$62,724	$67,644	$16,671	$147,039
Europe	7,557	9,668	2,242	19,467	14,304	19,627	3,491	37,422
Asia	2,307	7,855	28,469	38,631	4,074	11,760	49,090	64,924
	$43,046	$55,390	$40,305	$138,741	$81,102	$99,031	$69,252	$249,385

By Sales Channel:
Direct to customer	$25,785	$34,116	$32,746	$92,647	$49,422	$60,605	$57,082	$167,109
Through distribution	17,261	21,274	7,559	46,094	31,680	38,426	12,170	82,276
	$43,046	$55,390	$40,305	$138,741	$81,102	$99,031	$69,252	$249,385

The balances of the Company’s contract assets and contract liabilities at  June 30, 2022 and December 31, 2021 are as follows:

	June 30,	December 31,
	2022	2021

Contract assets - current (unbilled receivables)	$23,277	$28,275
Contract liabilities - current (deferred revenue)	$7,844	$2,224

The change in balance of our unbilled receivables from December 31, 2021 to June 30, 2022 primarily relates to a timing difference between the Company’s performance (i.e. when our product is shipped to a customer-controlled hub) and the point at which the Company can invoice the customer per the terms of the customer contract (i.e. when the customer pulls our product from the customer-controlled hub). The increase in our deferred revenue balance from December 31, 2021 to June 30, 2022 primarily relates to customer prepayments on raw material surcharges and expedite fees, which will be recorded as revenue in the period in which the related finished goods are shipped to the customer.

The aggregate amount of transaction price allocated to remaining performance obligations that have not been satisfied as of June 30, 2022 related to contracts that exceed one year in duration amounted to $96.0 million, with expected contract expiration dates that range from 2023 - 2025. It is expected that 78% of this aggregate amount will be recognized in 2023, 20% will be recognized in 2024 and the remainder will be recognized in 2025.

4.	EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted net earnings per common share under the two-class method for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Numerator:
Net earnings	$17,038	$7,880	$22,102	$11,080
Less dividends declared:
Class A	129	129	258	257
Class B	726	714	1,453	1,430
Undistributed earnings	$16,183	$7,037	$20,391	$9,393

Undistributed earnings allocation - basic and diluted:
Class A undistributed earnings	$2,664	$1,170	$3,356	$1,565
Class B undistributed earnings	13,519	5,867	17,035	7,828
Total undistributed earnings	$16,183	$7,037	$20,391	$9,393

Net earnings allocation - basic and diluted:
Class A net earnings	$2,793	$1,299	$3,614	$1,822
Class B net earnings	14,245	6,581	18,488	9,258
Net earnings	$17,038	$7,880	$22,102	$11,080

Denominator:
Weighted-average shares outstanding:
Class A - basic and diluted	2,144	2,145	2,145	2,145
Class B - basic and diluted	10,362	10,237	10,368	10,220

Net earnings per share:
Class A - basic and diluted	$1.30	$0.61	$1.68	$0.85
Class B - basic and diluted	$1.37	$0.64	$1.78	$0.91

5.	FAIR VALUE MEASUREMENTS

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

As of June 30, 2022 and December 31, 2021, our equity securities primarily consisted of investments held in a rabbi trust which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations.  These securities are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs and amounted to $0.1 million at  June 30, 2022 and $0.3 million at December 31, 2021.

Throughout 2022 and 2021, the Company entered into a series of foreign currency forward contracts, the fair value of which was ($0.3) million at  June 30, 2022 and less than $0.1 million at  December 31, 2021.  The estimated fair value of foreign currency forward contracts is based on quotes received from the applicable counterparty, and represents the estimated amount we would receive or pay to settle the contracts, taking into consideration current exchange rates which can be validated through readily observable data from external sources (Level 2).

During the fourth quarter of 2021, the Company entered into two interest rate swap agreements as further described in Note 9, "Derivative Instruments and Hedging Activities".  The fair value of the interest rate swap agreements was $3.9 million at  June 30, 2022 and $0.1 million at  December 31, 2021, which was based on market data, and represents the estimated amount we would receive or pay to settle the agreements, taking into consideration current and projected future interest rates as well as the creditworthiness of the parties, all of which can be validated through readily observable data from external sources.

The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2022 or  June 30, 2021.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the six months ended June 30, 2022 or  June 30, 2021.

There were no financial assets accounted for at fair value on a nonrecurring basis as of  June 30, 2022 or December 31, 2021.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The fair value of the Company’s long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities.  At each  June 30, 2022 and December 31, 2021, the estimated fair value of total debt was $112.5 million, compared to a carrying amount of $112.5 million at each date.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of June 30, 2022.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis.  These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.  Based on the Company's assessment, it was concluded that no triggering events occurred during the six months ended June 30, 2022 or June 30, 2021.

6.	INVENTORIES

The components of inventories are as follows:

	June 30,	December 31,
	2022	2021
Raw materials	$69,038	$67,127
Work in progress	46,462	31,103
Finished goods	45,093	41,153
Inventories	$160,593	$139,383

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2022	2021
Land	$1,093	$1,105
Buildings and improvements	21,301	20,915
Machinery and equipment	122,537	120,961
Construction in progress	2,195	5,081
	147,126	148,062
Accumulated depreciation	(111,021)	(109,852)
Property, plant and equipment, net	$36,105	$38,210

Depreciation expense was $2.3 million and $2.5 million, respectively, for the three months ended  June 30, 2022 and 2021 and $4.7 million and $5.0 million, respectively, for the six months ended June 30, 2022 and 2021.  Depreciation expense related to our manufacturing facilities and equipment is included in cost of sales and depreciation expense associated with administrative facilities and office equipment is included in selling, general and administrative expense within the accompanying condensed consolidated statements of operations.

At each of  June 30, 2022 and December 31, 2021, a total of $1.6 million of property was classified as assets held for sale on the accompanying condensed consolidated balance sheet related to our corporate headquarters in Jersey City, New Jersey. See Note 16, "Subsequent Event", for additional information.

8.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2022	2021
Sales commissions	$2,369	$2,049
Subcontracting labor	3,301	1,622
Salaries, bonuses and related benefits	21,725	21,342
Warranty accrual	1,177	1,056
Other	8,979	8,384
	$37,551	$34,453

The change in warranty accrual during the six months ended June 30, 2022 primarily related to repair costs incurred and adjustments to pre-existing warranties.  There were no new material warranty charges incurred during the six months ended June 30, 2022.

9.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Our primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk and interest rate risk, when deemed appropriate. We enter into these contracts in the normal course of business to mitigate risks and not for speculative purposes.

Foreign Currency Forward Contracts

Under our risk management strategy, we periodically use foreign currency forward contracts to manage our short-term exposures to fluctuations in operational cash flows resulting from changes in foreign currency exchange rates. These cash flow exposures result from portions of our forecasted operating expenses, primarily compensation and related expenses, which are transacted in currencies other than the U.S. dollar, most notably the Chinese Renminbi and the Mexican Peso.  These foreign currency forward contracts generally have maturities of no longer than twelve months, although occasionally we will execute a contract that extends beyond twelve months, depending upon the nature of the underlying risk. The foreign currency forward contracts related to the Chinese Renminbi have been designated for hedge accounting.

We held outstanding foreign currency forward contracts with notional amounts of $15.4 million and $17.1 million as of June 30, 2022 and December 31, 2021, respectively.

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

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 were as follows:

	Balance Sheet Classification	June 30, 2022	December 31, 2021
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Other current assets	$-	$57
Interest rate swap agreements:
Designated as a cash flow hedge	Other assets	3,875	-
Total derivative assets		$3,875	$57

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Other current liabilities	$302	$-
Not designated as hedging instruments	Other current liabilities	-	19
Interest rate swap agreements:
Designated as a cash flow hedge	Other long-term liabilities	-	116
Total derivative liabilities		$302	$135

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (losses) gains recognized in AOCL:
Foreign currency forward contracts	$(679)	$-	$(525)	$-
Interest rate swap agreements	924	-	3,733	-
	$245	$-	$3,208	$-

Net losses reclassified from AOCL to the consolidated statement of operations:
Foreign currency forward contracts	$(140)	$-	$(73)	$-
Interest rate swap agreements	(83)	-	(259)	-
	$(223)	$-	$(332)	$-

The gain related to the foreign currency forward contracts is included as a component of currency translation adjustment on the accompanying condensed consolidated statements of comprehensive income at June 30, 2022 and December 31, 2021.  The unrealized gains (losses) related to the interest rate swap agreements on the accompanying condensed consolidated statements of comprehensive income at June 30, 2022 and December 31, 2021 includes an immaterial amount of unrealized gain (loss) on marketable securities as of each date.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification in Consolidated Statements of Operations	2022	2021	2022	2021
Foreign currency forward contracts	Other (expense) income, net	48	41	41	51
		$48	$41	$41	$51

10.	DEBT

The Company has a Credit and Security Agreement with KeyBank National Association (as amended, the "credit agreement" or the "CSA").  The CSA provides a $175 million 5-year senior secured revolving credit facility ("Revolver"), with a sublimit of up to $10 million available for letters of credit and a sublimit of up to $5 million available for swing line loans.  The Company had $112.5 million in outstanding borrowings under the Revolver at each of  June 30, 2022 and  December 31, 2021.  Revolving loans borrowed under the CSA mature of September 1, 2026.

The weighted-average interest rate in effect for the variable-rate portion of our outstanding borrowings ($52.5 million at each date) was 2.56% at June 30, 2022 and 1.60% at December 31, 2021 and consisted of LIBOR plus the Company’s credit spread, as determined per the terms of the CSA. In order to manage our interest rate exposure on the remaining borrowings, and as further described in Note 9, "Derivative Instruments and Hedging Activities", the Company is party to the 2021 Swaps, each with an aggregate notional amount of $30 million, or $60 million in the aggregate, the effect of which is to fix the LIBOR portion of the interest rate on a portion of our outstanding debt on our Revolver. The 2021 Swaps require the Company to pay interest on the notional amount at the rate of 1.3055% and 1.3180%, respectively, in exchange for the one-month LIBOR rate. The effective rate of interest for our outstanding borrowings, including the impact of the 2021 Swaps, was 2.98% during the second quarter of 2022.  In connection with interest due on its outstanding borrowings under the CSA during each period, the effects of the 2021 Swaps and amortization of deferred financing costs, the Company incurred $0.8 million and $0.7 million of interest expense during the three months ended June 30, 2022 and June 30, 2021, respectively, and $1.5 million during each of the six-month periods ended June 30, 2022 and 2021, respectively.

The CSA contains customary representations and warranties, covenants and events of default.  In addition, the CSA contains financial covenants that measure (i) the ratio of the Company’s total funded indebtedness, on a consolidated basis, less the aggregate amount of all unencumbered cash and cash equivalents, to the amount of the Company’s consolidated EBITDA (“Leverage Ratio”) and (ii) the ratio of the amount of the Company’s consolidated EBITDA to the Company’s consolidated fixed charges (“Fixed Charge Coverage Ratio”).  If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At June 30, 2022, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio.

11.	INCOME TAXES

The Company's estimated taxable income in future periods is not on a legal entity basis and therefore income tax expense for the interim period is not measured using the annual effective tax rate ("AETR") method.  The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2018 and for state examinations before 2015.  Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2012 in Asia and generally 2013 in Europe.

As a result of the expiration of the statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s condensed consolidated financial statements at June 30, 2022.  The Company’s liabilities for uncertain tax positions totaled $24.6 million and $28.4 million at June 30, 2022 and December 31, 2021, respectively, of which $4.1 million is included in other current liabilities at December 31, 2021 and was resolved during 2022 by way of expiration of the related statute of limitations.  These amounts, if recognized, would reduce the Company’s effective tax rate.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes. During the six months ended June 30, 2022 and 2021, the Company recognized $0.3 million and $0.4 million, respectively, in interest and penalties in the condensed consolidated statements of operations during each period.  The Company has approximately $3.6 million and $5.0 million, respectively, accrued for the payment of interest and penalties at June 30, 2022 and December 31, 2021, which is included in both income taxes payable and liability for uncertain tax positions in the condensed consolidated balance sheets.

12.	RETIREMENT, SAVINGS AND DEFERRED COMPENSATION PLANS

The Company maintains the Bel Fuse Inc. Employees’ Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended. The expense for the three months ended June 30, 2022 and 2021 amounted to $0.3 million for each period.  The expense for the six months ended June 30, 2022 and 2021 amounted to $0.7 million and $0.6 million, respectively. The Company’s matching contribution is made in the form of Bel Fuse Inc. Class A common stock. As of June 30, 2022, the plan owned 333,576 and 97,808 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company also maintains a Nonqualified Deferred Compensation Plan (the "DCP").  With certain exception, the Company's contributions to the DCP are discretionary and become fully vested by the participants upon reaching age 65.  The expense for the three months June 30, 2022 and 2021 amounted to less than $0.1 million during each period.  The expense for the six months ended June 30, 2022 and 2021 amounted to $0.1 million during each period.  As the plan is fully funded, the assets and liabilities related to the DCP were in equal amounts of $0.6 million at June 30, 2022 and $0.8 million at December 31, 2021.  These amounts are included in other assets and other liabilities, respectively, on the accompanying condensed consolidated balance sheets as of each date.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  The expense for the three months ended June 30, 2022 and 2021 amounted to $0.8 million and $0.2 million, respectively, and the expense for the six months ended  June 30, 2022 and 2021 amounted to $1.6 million and $0.3 million, respectively.  As of December 31, 2021, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively. During the second quarter of 2022, the Company repurchased all shares back from the Asia retirement plan and no shares were owned by the plan as of June 30, 2022.

The Company maintains a SERP, which is designed to provide a limited group of key management and other key employees of the Company with supplemental retirement and death benefits.  As discussed in Note 5 above, the Company has investments in a rabbi trust which are intended to fund the obligations of the SERP.

The components of SERP expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Service cost	$126	$169	$251	$339
Interest cost	159	135	318	270
Net amortization	78	127	156	255
Net periodic benefit cost	$363	$431	$725	$864

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

The following amounts are recognized net of tax in accumulated other comprehensive loss:

	June 30,	December 31,
	2022	2021
Prior service cost	$397	$460
Net loss	1,298	1,391
	$1,695	$1,851

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at  June 30, 2022 and December 31, 2021 are summarized below:

	June 30,	December 31,
	2022	2021

Foreign currency translation adjustment, net of taxes of ($373) at June 30, 2022 and ($417) at December 31, 2021	$(22,891)	$(14,911)
Unrealized gains (losses) on interest rate swap cash flow hedge, net of taxes of $0 at June 30, 2022 and $0 at December 31, 2021	3,876	(116)
Unrealized holding gains (losses) on marketable securities, net of taxes of ($7) at June 30, 2022 and ($7) at December 31, 2021	17	29
Unfunded SERP liability, net of taxes of ($468) at June 30, 2022 and ($502) at December 31, 2021	(3,743)	(3,865)

Accumulated other comprehensive loss	$(22,741)	$(18,863)

Changes in accumulated other comprehensive loss by component during the six months ended June 30, 2022 are as follows.  All amounts are net of tax.

		Unrealized	Unrealized
	Foreign Currency	Gains (Losses) on	Holding Gains
	Translation	Interest Rate Swap	(Losses) on	Unfunded
	Adjustment	Cash Flow Hedge	Marketable Securities	SERP Liability		Total

Balance at December 31, 2021	$(14,911)	$(116)	$29	$(3,865)		$(18,863)
Other comprehensive (loss) income before reclassifications	(8,053)	3,733	(12)	(6)		(4,338)
Amount reclassified from accumulated other comprehensive loss	73	259	-	128	(a)	460
Net current period other comprehensive (loss) income	(7,980)	3,992	(12)	122		(3,878)

Balance at June 30, 2022	$(22,891)	$3,876	$17	$(3,743)		$(22,741)

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

In connection with the Company's 2014 acquisition of the Power-One Power Solutions business ("Power Solutions") of ABB Ltd., there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or “BPS China”) for the years 2004 to 2006.  In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim.  In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court’s ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China.  An appeal was filed on July 18, 2015 before the Regional Tax Commission of Florence and rejected.  On December 5, 2016, the Arezzo Revenue Agency filed an appeal with the Supreme Court and BPS China filed a counter-appeal on January 4, 2017.   The Supreme Court has yet to render its judgment.  The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying condensed consolidated balance sheets.  As Bel is fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying condensed consolidated balance sheets at June 30, 2022 and December 31, 2021.

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

	Three Months Ended June 30, 2022
	Connectivity	Power Solutions	Magnetic	Corporate
	Solutions	and Protection	Solutions	Segment	Total
Revenue	$46,096	$71,026	$53,450	$-	$170,572
Gross Profit	12,718	20,036	15,085	(2,387)	45,452
Gross Profit %	27.6%	28.2%	28.2%	nm	26.6%

	Three Months Ended June 30, 2021
	Connectivity	Power Solutions	Magnetic	Corporate
	Solutions	and Protection	Solutions	Segment	Total
Revenue	$43,046	$55,390	$40,305	$-	$138,741
Gross Profit	13,050	14,373	9,343	(2,562)	34,204
Gross Profit %	30.3%	25.9%	23.2%	nm	24.7%

	Six Months Ended June 30, 2022
	Connectivity	Power Solutions	Magnetic	Corporate
	Solutions	and Protection	Solutions	Segment	Total
Revenue	$89,809	$129,815	$87,666	$-	$307,290
Gross Profit	24,315	35,974	21,975	(2,853)	79,411
Gross Profit %	27.1%	27.7%	25.1%	nm	25.8%

	Six Months Ended June 30, 2021
	Connectivity	Power Solutions	Magnetic	Corporate
	Solutions	and Protection	Solutions	Segment	Total
Revenue	$81,102	$99,031	$69,252	$-	$249,385
Gross Profit	22,823	25,155	13,304	(2,138)	59,144
Gross Profit %	28.1%	25.4%	19.2%	nm	23.7%

16.	SUBSEQUENT EVENT

On July 21, 2022, the Company closed on the sale of one of its two buildings in Jersey City, New Jersey. In connection with this sale, the Company received proceeds in the amount of $1.8 million and anticipates recognizing a gain on sale during the third quarter of 2022 in the amount of $1.6 million. The other property in Jersey City, New Jersey continues to be classified as held for sale at a net book value of $1.5 million.

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

The Company operates through three product group segments, in addition to a Corporate segment.  In the six months ended June 30, 2022, 42% of the Company’s revenues were derived from Power Solutions and Protection, 29% from Connectivity Solutions and 29% from its Magnetic Solutions operating segment.

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

The Effects of COVID-19 on Bel’s Business

The Company continues to be focused on the safety and well-being of its associates around the world in light of COVID-19 and the variants of COVID that have followed.  A significant amount of products manufactured by Bel are utilized in military, medical and networking applications, and are therefore deemed essential by many of the jurisdictions in which we operate. Our management team closely monitors the situation at each of Bel's facilities and has been able to effectively respond in implementing our business continuity plans around the world.  Protective measures, where possible, remain in place throughout our facilities.  The majority of our office staff now follow a hybrid work schedule.  The combination of protective measures at our factories coupled with remote work arrangements have enabled us to maintain operations, including financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.

On March 13, 2022, the PRC government issued a notice with immediate effect whereby certain regions were temporarily shut down to perform widespread testing in response to a COVID-19 outbreak in those regions and in accordance with Beijing’s "zero-tolerance" policy.  Our Bel Power Solutions manufacturing facility in Shenzhen, China and our Magnetics TRP manufacturing facility in Changping, China were closed for approximately one week during the month of March 2022 while residents underwent testing.  Further, certain of Bel’s customers and suppliers are also located within these regions, which caused a temporary disruption in the related supply chain.  Although all of our manufacturing sites are running at normal workforce levels as of the filing date of this Quarterly Report on Form 10-Q, COVID-19 remains a potential supply continuity risk due to the unknown nature of future outbreaks. Given the general uncertainty regarding the impact of COVID-19 on our manufacturing capability, on our customers and our suppliers, we are unable to quantify the ultimate impact of COVID-19 on our future results at this time.

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

Based on our analysis of ASC 350 and ASC 360 during the six months ended June 30, 2022, we are not aware of any potential triggering events for impairment of our goodwill, indefinite-lived intangible assets or finite-lived assets.  The Company will continue to assess the relevant criteria on a quarterly basis based on updated cash flow and market assumptions.  Unfavorable changes in cash flow or market assumptions could result in impairment of these assets in future periods.

As our operations have continued, albeit at slightly reduced production and efficiency rates, we have not experienced a negative impact on our liquidity to date.  Our balance of cash on hand continues to be strong at $65.8 million at June 30, 2022 as compared to $61.8 million at December 31, 2021.  The Company also has availability under its current revolving credit facility; as of June 30, 2022, the Company could borrow an additional $62.5 million while still being in compliance with its debt covenants.  However, any further negative impact to our financial results related to COVID-19 would have a related negative impact on our financial covenants outlined in our credit agreement, which would impact the amount available to borrow under our revolving credit facility.  The management team closely monitors the rapidly changing COVID situation and has developed plans which could be implemented to minimize the impact to the Company in the event the situation deteriorates.

Our statements regarding the future impact of COVID-19 represent Forward-Looking Statements.  See “Cautionary Notice Regarding Forward-Looking Information.”

Other Key Factors Affecting our Business

The Company believes that, in addition to uncertainties around COVID-19, the Russia-Ukraine conflict and recent global inflationary pressures on the costs of goods and services in general, the key factors affecting Bel’s results for the six months ended June 30, 2022 and/or future results include the following:

•

Revenues – The Company’s revenues in the first six months of 2022 were up $57.9 million, or 23.2%, as compared to the same period of 2021.  The increase was primarily seen within our Power Solutions and Protection group from incremental revenue associated with the EOS acquisition, increased demand for our CUI and circuit protection products, and recent power design wins moving into production within the e-Mobility end market.  In addition, each of our three product groups experienced an increase in sales through our distribution partners during the first half of 2022 as compared to 2021.  Our Connectivity Solutions group is also benefiting from a rebound within the commercial aerospace end market, which contributed to higher sales for this group as compared to the first half of 2021.

•

Backlog – Our backlog of orders amounted to $580.5 million at June 30, 2022, an increase of $112.7 million, or 24%, from December 31, 2021.  From year-end 2021 to June 30, 2022, we saw a 41% increase in the backlog for our Power Solutions and Protection business due to increased demand across the majority of our Power product lines.  At quarter-end, the backlog of orders for our Connectivity Solutions products grew by 21% from year-end, primarily due to higher demand from our distribution customers and continued recovery in demand from our direct and after-market commercial aerospace customers.  During the first half of 2022, the backlog for our Magnetic Solutions products decreased by 2% from the 2021 year-end levels, largely driven by the ordering pattern of one large networking customer.

•

Product Mix – Material and labor costs vary by product line and any significant shift in product mix between higher- and lower-margin product lines will have a corresponding impact on the Company’s gross margin percentage.  In general, our Connectivity products have the highest contribution margins of our three product groups, though margins for this group in 2022 have been challenged due to costs and inefficiencies associated with the ramp-up in commercial aerospace.  Our Power products have a higher cost bill of materials and are impacted to a greater extent by changes in material costs.  As our Magnetic Solutions products are more labor intensive, margins on these products are impacted to a greater extent by minimum and market-based wage increases in the PRC and fluctuations in foreign exchange rates between the U.S. Dollar and the Chinese Renminbi.  Fluctuations in revenue volume among our product groups will have a corresponding impact on Bel’s profit margins.  See "Results of Operations - Summary by Operating Segment - Revenue and Gross Margin" below for further details.

•

Pricing and Availability of Materials – There have been ongoing supply constraints related to components that constitute raw materials in our manufacturing processes, particularly with resistors, capacitors, discrete semiconductors, plastic resin and copper.  Lead times have been extended and the reduction in supply also caused an increase in prices for certain of these components.   The Company’s material costs as a percentage of revenue were 45.7% of sales during the first six months of 2022, down slightly from 46.0% during the same period of 2021 as a result of a favorable shift in product mix and the impact of recent pricing actions, offset in part by higher material costs in the 2022 period.

•

Labor Costs – Labor costs were 8.7% of revenue during the first six months of 2022 as compared to 9.4% of revenue during the same period of 2021.  The reduction in labor costs as a percentage of sales for the first half of 2022 was largely impacted by recent pricing actions and favorable exchange rate fluctuations in 2022 leading to lower labor costs at our PRC factories.

•

Restructuring – While there were no significant restructuring costs incurred during the six months ended June 30, 2022, the Company will continue to explore opportunities to streamline the organization to further improve profitability.  These efforts may result in restructuring costs being recognized in future periods. The preceding two sentences represent Forward-Looking Statements. See "Cautionary Notice Regarding Forward-Looking Information."

•

Impact of Foreign Currency – As further described below, during the six months ended June 30, 2022, labor and overhead costs were $0.7 million lower than the same period of 2021 due to a favorable foreign exchange environment involving the Chinese Renminbi and Euro as compared to the prior year period.  Also as described below, the Company realized foreign exchange transactional gains of $0.4 million during the six months ended June 30, 2022, due to the fluctuation of the spot rates of certain currencies in effect when translating our balance sheet accounts at June 30, 2022 versus those in effect at December 31, 2021. Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars.  Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results and the revaluation of certain intercompany as well as third-party transactions to and from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact to our consolidated statements of operations and cash flows.  The Company was favorably impacted by transactional foreign exchange gains in the first six months of 2022 due to the depreciation of the Chinese Renminbi and Euro against the U.S. dollar as compared to exchange rates in effect during 2021.  The Company has significant manufacturing operations located in in the PRC where labor and overhead costs are paid in local currency.  As a result, the U.S. Dollar equivalent costs of these operations were $0.7 million lower in the six months ended June 30, 2022 as compared to the same period of 2021.  The Company monitors changes in foreign currencies and in 2022 implemented additional foreign currency forward contracts, and may continue to implement pricing actions to help mitigate the impact that changes in foreign currencies may have on its consolidated operating results. The preceding sentence represents a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Information."

•

Effective Tax Rate – The Company’s effective tax rate will fluctuate based on the geographic regions in which the pretax profits are earned.  Of the geographic regions in which the Company operates, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of the Company’s three geographical regions.  See Note 11, “Income Taxes”.

The strategic initiatives we put in place are translating into unprecedented new milestones for Bel as we continue with our transformation. Our focus remains on higher-margin revenue, operational efficiencies and investing in the future. Given our achievements to date and current backlog, we are confident about Bel’s near and long-term prospects. The preceding sentences represent Forward-Looking Statements.  See “Cautionary Notice Regarding Forward-Looking Information.”

Results of Operations - Summary by Operating Segment

Revenue and Gross Margin

The Company’s revenue and gross margin by operating segment for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	Revenue		Gross Margin		Revenue		Gross Margin
	2022	2021	2022	2021	2022	2021	2022	2021
Connectivity solutions	$46,096	$43,046	27.6%	30.3%	$89,809	$81,102	27.1%	28.1%
Magnetic solutions	53,451	40,305	28.2%	23.2%	87,666	69,252	25.1%	19.2%
Power solutions and protection	71,026	55,390	28.2%	25.9%	129,815	99,031	27.7%	25.4%
	$170,573	$138,741	26.6%	24.7%	$307,290	$249,385	25.8%	23.7%

Connectivity Solutions:

Sales of our Connectivity Solutions products increased by $3.1 million and $8.7 million during three and six months ended June 30, 2022, respectively, as compared to the same periods of 2021.  This increase was primarily due to the continued rebound in demand from direct and after-market commercial aerospace customers of $2.4 million (43%) during the three months ended June 30, 2022 and $5.3 million (60%) during the six months ended June 30, 2022 as compared to the same periods of 2021.   Other increases in sales related to higher demand for our passive connector and cabling products and an increased volume of Connectivity Solutions products sold through our distribution channels.  These sales increases were offset by a decline in military sales of $0.7 million (7%) during the three months ended June 30, 2022 and a decline of $2.3 million (11%) during the six months ended June 30, 2022 as compared to the prior year periods. Gross margins for the 2022 periods presented above were unfavorably impacted by incremental costs and operational inefficiencies related to the ramp-up in commercial aerospace demand.

Magnetic Solutions:

Sales of our Magnetic Solutions products improved by $13.1 million and $18.4 million during the three and six months ended June 30, 2022, respectively, as compared to the same periods of 2021. Demand for our Magnetic Solutions products from our networking customers and through our distribution channels has been the primary driver of the sales increase. The higher sales volume, coupled with pricing actions and favorable exchange rates with the Chinese Renminbi versus the U.S. dollar, were the primary drivers of gross margin improvement for this product group from last year's periods.

Power Solutions and Protection:

Sales of our Power Solutions and Protection products were higher by $15.6 million during the second quarter of 2022 and by $30.8 million during the first half of 2022 as compared to the same periods of 2021.  The sales increase for the second quarter was primarily driven by $9.2 million in purchase price variance ("PPV") invoicing, a $3.1 million (89%) increase in sales of product going into the e-Mobility end market, and a $1.8 million (13%) increase in CUI sales.  The sales increase for the first half of 2022 was led by approximately $12.4 million in PPV invoicing, the inclusion of EOS, acquired in March 2021, which contributed sales of $5.3 million, a $5.0 million (49%) increase in circuit protection product sales, a $5.6 million (23%) increase in CUI sales, and a $5.9 million (89%) increase in sales of product going into the e-Mobility end market.  Gross margin improved in the 2022 periods above as compared to the 2021 periods as pricing actions, higher sales volume and a favorable shift in product mix offset the impact of increased material costs.

Cost of Sales

Cost of sales as a percentage of revenue for the three and six months ended June 30, 2022 and 2021 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Material costs	46.6%	46.4%	45.7%	46.0%
Labor costs	8.0%	9.5%	8.7%	9.4%
Other expenses	18.8%	19.4%	19.8%	20.9%
Total cost of sales	73.4%	75.3%	74.2%	76.3%

Material costs as a percentage of sales during the three and six months ended June 30, 2022 were fairly stable compared to the same periods of 2021, as recent pricing actions are offsetting the continued heightened cost of certain raw materials.  Labor costs as a percentage of sales have decreased from the 2021 periods noted above due to the favorable fluctuation in the Chinese Renminbi exchange rate versus the U.S. Dollar.  These lower labor costs as a percentage of sales were offset, in part, by incremental labor costs at our Connectivity group related to recruiting and training of new factory associates to accommodate the increase in demand from the commercial aerospace end market in 2022.

The other expenses noted in the table above include fixed cost items such as support labor and fringe, depreciation and amortization, and facility costs (rent, utilities, insurance).  In total, these other expenses increased during the three and six months ended June 30, 2022 by $4.8 million and $8.2 million, respectively, as compared to same periods of 2021 due to a variety of factors.  The recent ramp-up in commercial aerospace demand has resulted in significant headcount increases at our factories that support this end market, restoring some of the indirect labor and overhead expenses that had been previously reduced when demand was lower.  Further, certain of our other factories have started to run additional shifts to accommodate the increase in demand from our customers, resulting in higher overhead costs.  In addition to an increase in support labor headcount, wage rate increases, both inflationary and government-mandated increases to minimum wage rates, have led to higher costs in the 2022 periods as compared to 2021.

Research and Development ("R&D") Expense

R&D expense amounted to $4.7 million and $5.5 million for the three months ended June 30, 2022 and 2021, respectively, and $9.5 million and $10.4 million for the six months ended June 30, 2022 and 2021, respectively. The lower R&D expense in the 2022 periods as compared to the same periods of 2021 is largely due to the favorable exchange rate environment related to the Euro and Chinese Renminbi versus the U.S. Dollar in 2022.

Selling, General and Administrative Expense (“SG&A”)

SG&A expenses were $24.0 million for the second quarter of 2022, up from $21.8 million in the second quarter of 2021.  SG&A salaries and fringe benefits increased by $0.9 million, office expenses were $0.6 million higher and advertising costs increased by $0.3 million.

SG&A expenses were $45.0 million during the six months ended June 30, 2022, up from $43.6 million during the same period of 2021. Within SG&A, increases in SG&A salaries and fringe benefits of $0.7 million, office expenses of $0.5 million and a $0.4 million increase in each of property insurance and advertising costs were partially offset by a $1.1 million reduction in legal and professional fees as compared to the first half of 2021.

Other (Expense) Income, Net

Other (expense) income, net was expense of $1.7 million and income of $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and expense of $2.5 million and income of $0.7 million for the six months ended June 30, 2022 and 2021, respectively. The year-over-year movements within this line item were largely driven by market fluctuations in the Company's SERP investments which resulted in losses of $1.5 million and $2.2 million during the three and six months ended June 30, 2022, respectively. This compares to gains recorded on the SERP investments of $0.6 million and $0.9 million during the three and six months ended June 30, 2021, respectively.

Provision for Income Taxes

The Company’s effective tax rate will fluctuate based on the geographic regions in which the pretax profits are earned.  Of the geographic regions in which the Company operates, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of the Company’s three geographical regions.  See Note 11, “Income Taxes”.

The benefit for income taxes for the three months ended June 30, 2022 and 2021 was ($2.7) million and ($1.9) million, respectively.  The Company’s earnings before income taxes for the three months ended June 30, 2022, were $8.3 million higher when compared with the same period in 2021, primarily attributable to an increase in income from the Asia and Europe regions, offset by a decrease in the North America region. The Company’s effective tax rate was (19.2%) and (30.7%) for the three months ended June 30, 2022 and 2021, respectively.  The change in the effective tax rate during the three months ended June 30, 2022 as compared to the same period in 2021, is primarily attributable to an increase in U.S. taxes related to income from foreign subsidiaries taxed in the U.S. as part of the Tax Cuts and Jobs Act, as well as an increase in the impact of permanent differences on U.S. tax exempt activities, which was offset by an increase in the tax benefit relating to the reversal of uncertain tax positions resulting from the expiration of certain statute of limitations.

The benefit for income taxes for the six months ended June 30, 2022 and 2021 was ($1.2) million and ($0.9) million, respectively.  The Company’s earnings before income taxes for the six months ended June 30, 2022, were approximately $10.7 million higher than the same period in 2021, primarily attributable to an increase in the income from the Asia region, offset by a decrease in the North America region. The Company’s effective tax rate was (5.7%) and (8.4%) for the six months ended June 30, 2022 and 2021, respectively.  The change in the effective tax rate during the six months ended June 30, 2022 as compared to the same period in 2021, is primarily attributable the same factors noted.

Liquidity and Capital Resources

Our principal sources of liquidity include $65.8 million of cash and cash equivalents at June 30, 2022, cash provided by operating activities and borrowings available under our credit facility.  We expect to use this liquidity for operating expenses, investments in working capital, capital expenditures, interest, taxes, dividends, debt obligations and other long-term liabilities. We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, both in the next twelve months and in the longer term.

Cash Flow Summary

During the six months ended June 30, 2022, the Company’s cash and cash equivalents increased by $4.1 million.  This increase was primarily due to the following:

•	net cash provided by operating activities of $11.1 million; partially offset by
•	purchases of property, plant and equipment of $3.5 million; and
•	dividend payments of $1.6 million

During the six months ended June 30, 2022, accounts receivable increased by $12.7 million due to higher sales volume in the second quarter and the conversion of unbilled receivables into invoiced receivables during the first half of 2022 related to activity in our customer-controlled hub arrangements.  Days sales outstanding (DSO) decreased slightly to 53 days at June 30, 2022 as compared to 54 days at December 31, 2021.  Inventory increased by $25.3 million at June 30, 2022 compared to December 31, 2021, largely in WIP to accommodate the continued increase in product orders.  Inventory turns, excluding R&D, were 3.1 at each of June 30, 2022 and December 31, 2021.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 30.4% of the Company’s total assets at June 30, 2022 and 29.1% of total assets at December 31, 2021. The Company’s current ratio (i.e., the ratio of current assets to current liabilities) was 2.8 to 1 at June 30, 2022 and 2.9 to 1 at December 31, 2021. At June 30, 2022 and December 31, 2021, $50.1 million and $42.0 million, respectively (or 76% and 68%, respectively), of cash and cash equivalents was held by foreign subsidiaries of the Company.  During the first six months of 2022, the Company did not repatriate any funds from outside of the U.S. We continue to analyze our global working capital and cash requirements and the potential tax liabilities attributable to further repatriation, and we have yet to make any further determination regarding repatriation of funds from outside the U.S. to fund the Company’s U.S. operations in the future.  In the event these funds were needed for Bel’s U.S. operations, the Company would be required to accrue and pay U.S. state taxes and any applicable foreign withholding taxes to repatriate these funds.

Future Cash Requirements

The Company expects foreseeable liquidity and capital resource requirements to be met through existing cash and cash equivalents and anticipated cash flows from operations, as well as borrowings available under its revolving credit facility, if needed.  The Company's material cash requirements arising in the normal course of business are outlined in Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.  There were no material changes to the Company's future cash requirements during the six months ended June 30, 2022.

Credit Facility

In September 2021, the Company entered into the CSA, as further described in Note 10, "Debt".  The CSA contains customary representations and warranties, covenants and events of default.  In addition, the CSA contains financial covenants that measure (i) the ratio of the Company’s total funded indebtedness, on a consolidated basis, less the aggregate amount of all unencumbered cash and cash equivalents, to the amount of the Company’s consolidated EBITDA (“Leverage Ratio”) and (ii) the ratio of the amount of the Company’s consolidated EBITDA to the Company’s consolidated fixed charges (“Fixed Charge Coverage Ratio”).  If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At June 30, 2022, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio. The unused credit available under the credit facility at June 30, 2022 was $62.5 million, all of which we had the ability to borrow without violating our Leverage Ratio covenant based on the Company's existing consolidated EBITDA.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As described in Note 12, "Retirement, Savings and Deferred Compensation Plans", of the Company’s Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, the Company’s subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees (the “Asia retirement plan”).  As of December 31, 2021, the Asia retirement plan owned 3,323 and 17,342 shares of the Company’s Class A common stock and Class B common stock, respectively.  During the second quarter of 2022, in connection with restructuring of the Asia retirement plan, the Company repurchased all shares back from the Asia retirement plan and no shares were owned by the plan as of June 30, 2022.  The repurchase of the 3,323 shares of Class A common stock and 17,342 shares of Class B common stock was effectuated on June 10, 2022 at the respective closing prices of the Class A and Class B common stock on such date.  The following table sets forth certain information regarding this repurchase by the Company of its shares from the Asia retirement plan:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 – April 30, 2022	-	$-	-	-
May 1 – May 31, 2022	-	-	-	-
June 1 – June 30, 2022	3,323 (Class A) 17,342 (Class B)	$21.64 (Class A) $15.97 (Class B)	-	-

Total	3,323 (Class A) 17,342 (Class B)	$21.64 (Class A) $15.97 (Class B)	$-	-

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6. Exhibits

Exhibits:

10.1†	Employment Agreement, dated as of May 6, 2022, by and between Bel Fuse Inc. and Farouq Tuweiq (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 filed with the SEC on May 6, 2022).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

*   Filed herewith.

** Submitted herewith.

           †   Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEL FUSE INC.
August 5, 2022
By:	/s/ Daniel Bernstein
Daniel Bernstein
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Farouq Tuweiq
Farouq Tuweiq
Chief Financial Officer (Principal Financial Officer)