Form 10-K
period 2022-12-31
BEL FUSE INC /NJ
filed 2023-03-10
CIK 729580

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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

☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.				☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).				☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).				Yes ☐	No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers and directors) of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2022) was $194.8 million based on the closing sale price as reported on the NASDAQ Global Select Market.

Title of Each Class	Number of Shares of Common Stock Outstanding as of March 1, 2023
Class A Common Stock	2,141,589
Class B Common Stock	10,642,760

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Bel Fuse Inc.'s Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1A of this Form 10-K, and the risk factors described in our other reports and documents filed from time to time with the SEC, which could cause actual results to differ materially from these Forward-Looking Statements.  Any Forward-Looking Statements are qualified in the entirety by reference to such risk factors discussed throughout this Form 10-K and as described in our other reports and documents filed from time to time with the SEC.  Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the Forward-Looking Statements include but are not limited to:

●	the market concerns facing our customers, and risks for the Company’s business in the event of the loss of certain substantial customers;
●	the continuing viability of sectors that rely on our products;
●	the effects of business and economic conditions;
●	the impact of public health crises (such as the governmental, social and economic effects of COVID-19);
●	the effects of rising input costs, and cost changes generally, including the potential impact and effects of inflationary pressures;
●	difficulties associated with integrating previously acquired companies;
●	capacity and supply constraints or difficulties, including supply chain constraints or other challenges;
●	difficulties associated with the availability of labor, and the risks of any labor unrest or labor shortages;
●	risks associated with our international operations, including our substantial manufacturing operations in China;
●	risks associated with restructuring programs or other strategic initiatives, including any difficulties in implementation or realization of the expected benefits or cost savings;
●	product development, commercialization or technological difficulties;
●	the regulatory and trade environment;
●	risks associated with fluctuations in foreign currency exchange rates and interest rates;
●	uncertainties associated with legal proceedings;
●	the market's acceptance of the Company's new products and competitive responses to those new products; and
●	the impact of changes to U.S. and applicable foreign legal and regulatory requirements, including tax laws, trade and tariff policies.

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any Forward-Looking Statements, which speak only as of the date of this Form 10-K. Except as required by law, we assume no obligation and expressly disclaim any duty to publicly release the results of any revisions to these Forward-Looking Statements or otherwise update any Forward-Looking Statement to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any Forward-Looking Statements contained in this Form 10-K. Any Forward-Looking Statement made by the Company is based only on information currently available to us and speaks only as of the date on which it is made. All Forward-Looking Statements are expressly qualified in their entirety by the cautionary statements contained in this section.

PART I

Item 1.  Business

Bel Fuse Inc. designs, manufactures and markets a broad array of products that power, protect and connect electronic circuits.  These products are primarily used in the networking, telecommunications, computing, general industrial, high-speed data transmission, military, commercial aerospace, transportation and eMobility industries.  Bel's portfolio of products also finds application in the automotive, medical, broadcasting and consumer electronics markets.  Bel's product groups include Magnetic Solutions (integrated connector modules, power transformers, power inductors and discrete components), Power Solutions and Protection (front-end, board-mount and industrial and transportation power products, module products and circuit protection), and Connectivity Solutions (expanded beam fiber optic, copper-based, RF and RJ connectors and cable assemblies).

With more than 70 years in operation, Bel has reliably demonstrated the ability to participate in a variety of product areas across a global platform.  The Company has a strong track record of technical innovation working with the engineering teams of market leaders.  Bel has proven itself a valuable supplier to world-class companies by developing new products with cost effective solutions.

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

Acquisitions have played a critical role in the growth of Bel and the expansion of both our product portfolio and our customer base and continue to be an important element in our growth strategy. We frequently evaluate possible acquisition candidates that would expand our product and technology offerings to our customers and/or optimize our overall cost structure. The Company may, from time to time, purchase equity positions in companies that are potential merger candidates.  In February 2023, Bel closed on an €8.0 million (approximately $8.8 million) noncontrolling investment in innolectric AG ("innolectric"), a Germany-based business in the field of on-board charging for eMobility applications. The innolectric investment will be part of Bel's Power Solutions and Protection group.

On March 31, 2021, the Company completed the acquisition of EOS Power ("EOS") through a stock purchase agreement for $7.8 million, net of cash acquired, including a working capital adjustment.  EOS, located in Mumbai, India, had sales of $17.6 million and $15.4 million (pro forma) for the years ended December 31, 2022 and 2021, respectively.  EOS enhances Bel's position related to certain industrial and medical markets historically served by EOS, with a strong line of high-power density and low-profile products with high convection ratings. In addition to new products and customers acquired, this acquisition diversified Bel's manufacturing footprint in Asia.  The EOS business is part of Bel's Power Solutions and Protection group.

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

On December 3, 2019, we completed the acquisition of the majority of the power supply products business of CUI Inc. (the "CUI power business") through an asset purchase agreement with CUI Global Inc. for $29.2 million (after a working capital adjustment), plus the assumption of certain liabilities.  The CUI power business designs and markets a broad portfolio of AC/DC and DC/DC power supplies and board level components.  The CUI power business is headquartered in Tualatin, Oregon and contributed sales of $64.5 million for 2022, $55.8 million for 2021 and $43.1 million for 2020.  The acquisition of the CUI power business enhanced Bel's existing offering of power products, allowing us to better address more of our customers' power needs.  It also introduced an alternative business model to Bel's, one which carries a higher gross margin profile and lower manufacturing risk.  CUI is part of Bel's Power Solutions and Protection group.

Products

The Company primarily generates revenue through the sale of its products.  Bel offers a broad array of product offerings, which are grouped as follows: Power Solutions & Protection (44% of net sales in 2022), Connectivity Solutions (29% of net sales in 2022) and Magnetic Solutions (27% of net sales in 2022).  While there are key customers and end markets within each of the three product groups, only one direct customer accounted for more than 10% of our consolidated net sales in 2022 (this customer represented 12.8% of our consolidated net sales in 2022).  Our diverse product mix and customer base minimizes our dependence on any one customer or end market.

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

	Product Line	Function	Applications	Brands Sold Under
Power Solutions and Protection	Front-End Power Supplies	Provides the primary point of isolation between AC main line (input) and the low-voltage DC output that is used to power all electronics downstream.	Servers, telecommunication, network and data storage equipment.	Bel Power Solutions & Protection
	Board-Mount Power Products	These are designed to be mounted on a circuit board. These converters take input voltage and provide localized on-board power to low-voltage electronics.	Telecommunication, networking and a broad range of industrial applications.	Bel Power Solutions & Protection, MelcherTM, CUI
	Industrial and Transportation Power Products	Designed to be used in industrial equipment or on-board and off-board transportation applications for powering various AC and DC electronics, battery charging and power management.	Rail, transportation, automation, test and measurement, medical and eMobility applications.	Bel Power Solutions & Protection, MelcherTM, CUI, EOS
	External Power Products	Standard and customizable desktop and wall plug adapters that convert AC main input voltages to a variety of DC output voltages.	Consumer and industrial devices and equipment.	CUI, EOS
	Circuit Protection	Protects devices by preventing current in an electrical circuit from exceeding acceptable levels.	Consumer electronics, power supplies, electric vehicles, EV chargers, battery charging and lighting.	Bel Power Solutions & Protection

Connectivity Solutions

Bel offers a comprehensive line of high speed and harsh environment copper and optical fiber connectors and integrated assemblies, which provide connectivity for a wide range of applications across multiple industries including commercial aerospace, military communications, defense, network infrastructure, structured building cabling and several industrial applications.

	Product Line	Function	Applications	Brands Sold Under
Connectivity Solutions	Expanded Beam Fiber Optic Connectors, Cable Assemblies and Active Optical Devices (transceivers and media converters)	Harsh-environment, high-reliability, flight-grade optical connectivity for high-speed communications.	Military/aerospace, oil and gas well monitoring and exploration, broadcast, communications, RADAR.	Stratos®, Fibreco®
	Copper-based Connectors / Cable Assemblies-FQIS	Harsh-environment, high-reliability connectivity and fuel quantity monitoring (FQIS).	Avionics, smart munitions, communications, radar and various industrial equipment.	Cinch®
	RF Connectors, Cable Assemblies, Microwave Devices and Low Loss Cable	Connectors and cable assemblies designed to provide connectivity within radio frequency (RF) applications.	Military/aerospace, test and measurement, IoT, 5G high-frequency and wireless communications.	Johnson, Trompeter, Midwest MicrowaveTM, Semflex®
	Ethernet, I/O, Industrial and Power Connectivity	RJ45, RJ11, M12, IP67 and USB connectivity for data/voice/video transmission.	Applications including routers, hubs, switches, peripheral device connectivity and patch panels; and emerging internet-of-things (IoT) applications.	Stewart Connector

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

Independent sales representatives and authorized distributors are overseen by the Company's sales management personnel located throughout the world. As of December 31, 2022, we had a sales and support staff of approximately 200 people that supported a network of sales representative organizations and non-exclusive distributors. We have written agreements with all our sales representative organizations and most of our major distributors. These written agreements, terminable on short notice by either party, are standard in the industry.

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

Our ability to compete is dependent upon several factors including product performance, quality, reliability, depth of product line, customer service, technological innovation, design, delivery time and price. Overall financial stability and global presence also give us a favorable position in relation to some of our competitors.  Management intends to maintain a strong competitive posture in the markets we serve by continued expansion of our product lines and ongoing investment in research, development and manufacturing resources.  The preceding sentence represents a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Information."

Trends in Market Demand

Product orders, or bookings, received during 2022 amounted to $751.9 million, a 10% decrease from 2021.  By product group, orders received for our Power Solutions and Protection products amounted to $404.2 million in 2022, a 7% increase from 2021.  This increase was largely due to incremental orders of $38.5 million related to raw material expedite fees.  Orders received for our Connectivity Solutions products were $221.0 million in 2022, 10% higher than in 2021 as a result of increased demand from our distribution partners coupled with a rebound in demand from our direct and aftermarket commercial aerospace and military customers. Bookings for our Magnetic Solutions products decreased by 51% from 2021 to $126.8 million in 2022, largely due to reduced demand from our networking customers.

Backlog of Orders

We typically manufacture products against firm orders and projected usage by customers. Cancellation and return arrangements are either negotiated by us on a transactional basis or contractually determined.  We estimate the value of the backlog of orders as of February 28, 2023 to be approximately $526.9 million as compared with a backlog of $498.0 million as of February 28, 2022.  Management estimates that approximately 70%-75% of the Company's backlog as of February 28, 2023 will be shipped by December 31, 2023. Factors that could cause the Company to fail to ship all such orders by year-end include unanticipated supply difficulties, changes in customer demand and new customer designs.  Throughout 2022, Bel has faced macroeconomic and global supply chain challenges, and these conditions are expected to continue through at least the first half of 2023.  Due to these factors, backlog may not be a reliable indicator of the timing of future sales.  The preceding statements regarding the Company’s backlog, including but not limited to estimates and anticipated timing of shipping, represent Forward-Looking Statements.  See "Cautionary Notice Regarding Forward-Looking Information."

Research and Development ("R&D")

Our engineering groups are strategically located around the world to facilitate communication with and access to customers' engineering personnel. This collaborative approach enables partnerships with customers for technical development efforts. The global capabilities and collaborative approach allows Bel to develop leading edge technological products that support highly complex and evolving markets such as eMobility, cloud computing, military, aerospace, and others. On occasion, we execute non-disclosure agreements with customers to help develop proprietary, next generation products intended for rapid deployment.  We also sponsor membership in technical organizations that allow our engineers to participate in developing standards for emerging technologies. It is management's opinion that this participation is critical in establishing credibility and a reputable level of expertise in the marketplace, as well as positioning the Company as an industry leader in new product development.

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

Intellectual Property

We have acquired or been granted a number of patents in the U.S., Europe and Asia and have additional patent applications pending relating to our products. While we believe that the issued patents are defendable and that the pending patent applications relate to patentable inventions, there can be no assurance that a patent will be obtained from the applications or that our existing patents can be successfully defended.  It is management's opinion that the successful continuation and operation of our business does not depend upon the ownership of patents or the granting of pending patent applications, but upon the innovative skills, technical competence and marketing and managerial abilities of our personnel.  Our U.S. design patents have a life of 14 years and our U.S. utility patents have a life of 17 years from the date of issue or 20 years from filing of patent applications.  Our existing patents expire on various dates through July 2041.

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

Human Capital Resources, Strategy and Management

At Bel, our values guide everything we do. We are committed to the highest standards of ethical and legal conduct and have created an environment where open and honest communication is the expectation, not the exception. Failing to do so puts Bel’s name, reputation for integrity and business at risk.  We hold all employees of Bel (our associates) to this standard and offer the same in return. Our Code of Ethics was created to ensure that our associates, officers, directors, partners, contractors, and suppliers follow our commitment to customer satisfaction in accordance with ethical and legal standards, guided by the basic, unchanging principle of integrity.

Our Human Capital Strategy is built around four areas:

Extraordinary Performance

Our associates are a critical driver of Bel’s global business results. On December 31, 2022, Bel employed approximately 7,000 associates, almost all of which are full-time, across 15 countries, with 29 percent located within North America. Outside of the United States, our largest employee populations were located within the PRC, Mexico, Slovakia, the Dominican Republic, India and the United Kingdom. We regularly monitor various key performance indicators around the key human capital priorities of attracting, retaining, and engaging our global talent. In addition, we enable the execution of our strategic priorities by providing all associates with access to training and development opportunities to improve critical skill sets.

Great Associates

Bel is committed to fostering an inclusive environment that respects and encourages individual differences, diversity of thought, and talent. We strive to create a workplace where associates feel that their contributions are welcomed and valued, allowing them to fully utilize their talents while achieving personal satisfaction in their respective roles within Bel.

Across the organization, we invest in our people to learn in a variety of ways - on the job, in the classroom, through self-directed learning, and through leadership programs. We have expanded our learning management system to make new content and training available to our associates. The Company has advanced its leadership development programs and continues to enhance internship and apprenticeship programs to develop new talent.

Health and Safety

Bel offers a variety of programs globally to protect the health and safety of our associates. While we maintain targets for year-over-year reduction of the total recordable incident rate and serious injuries, our goal is always zero.

In 2022, our focus continued to be on the immediate demands within the context of COVID-19 challenges. Where possible, our associates continue to work remotely and in the office on a hybrid schedule. There are additional safeguards in our plants consistent with the guidelines provided by the Centers for Disease Control and Prevention (CDC) and other health organizations around the world.  In addition, the Company continues to implement a variety of programs globally to protect the physical and mental health and safety of our associates through awareness training and wellness programs.  See "The Effects of COVID-19 on Bel’s Business" in Item 7 of this Annual Report on Form 10-K for a discussion of how COVID-19 is currently impacting our business.

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

The global Human Resources team members are strategically placed, primarily in manufacturing facilities, to provide support to all our associates. The mission of Human Resources is to attract, retain and engage the best people. We create a positive work environment where associates can make a difference.

As a company that has been in business for over 70 years, Bel understands the importance of trust, integrity and accountability at all levels of the organization.  Our policies, practices and priorities are continually reviewed to align with the best interests of our associates, shareholders and other stakeholders.

Environmental, Social and Governance (“ESG”)

Bel is committed to creating a better tomorrow by understanding how our actions impact the world around us. We aim to accomplish this by making tangible steps, big and small, to invest in our communities, to seek to minimize environmental impact and to promote alignment of interest among stakeholders. As an organization that thrives on learning and continuous improvement, Bel welcomes and embraces change. The below sections outline some recent developments at Bel as we work to drive continuous improvements in these areas.

Global Director of ESG

In November 2022 Bel appointed a Global Director of ESG. This new dedicated role will allow the Company to embark on a series of initiatives aimed at improving Bel’s commitment to its ESG program.

ESG Committee

The first internal (operations-level) ESG Committee was formed in early December of 2022. The purpose of the ESG Committee is to support the Company’s ongoing commitment to ESG matters including environmental stewardship, health and safety, corporate social responsibility, corporate governance, sustainability, and other related issues of significance to the Company.

The ESG Committee aims to:

●

Define ESG priorities, objectives and strategy with the goal of further integrating sustainability into the Company’s strategy and operations, subject to the oversight and overall direction of the Nominating and ESG Committee of our Board of Directors (as described below);

●	Oversee and coordinate the implementation of the Company’s ESG initiatives at the operational level;
●	Assist the Nominating and ESG Committee of our Board of Directors in fulfilling its oversight responsibilities with respect to the Company’s ESG efforts; and
●	Monitor and assess developments relating to and improving the Company’s understanding of ESG matters.

The members of the ESG Committee include senior executives and associates from various regions and business segments while taking into account each person’s expertise in relevant disciplines, such as environmental, health and safety, operations, marketing, legal, investor relations, corporate governance, finance, and human resources.

Board-Level Oversight of ESG Matters

In October 2022, Bel’s Board of Directors approved an expanded role for its Nominating Committee, broadening the purposes and functions of such committee to include oversight and monitoring of ESG matters, and re-designating the committee as the “Nominating and ESG Committee” in recognition of these new responsibilities. In accordance with the amended charter of the Nominating and ESG Committee, a copy of which can be found at https://ir.belfuse.com/corporate-governance, certain oversight functions were added including:

●

To oversee the Company’s corporate governance initiatives and periodically consider, and report to the Board on, such initiatives and applicable policies, including development and periodic review of corporate governance guidelines for the Company; and

●

To assist the Board in overseeing and monitoring the Company’s environmental, social and corporate governance policies, activities, practices and initiatives, including matters relating to sustainability, environmental stewardship, corporate social responsibility including ethical business practices, corporate culture and health and safety programs, and other public issues of significance which affect investors and other key stakeholders including such other matters that may be referred to the Committee by the Board from time to time.

Bel’s internal ESG Committee provides updates to either the Nominating and ESG Committee or to the full Board on a quarterly basis.

Environmental

At Bel, we understand the impact of climate change upon so many aspects of our lives and our future, and we are committed to reducing environmental impact for a more sustainable tomorrow. We consistently look for alternatives and approaches to consider in Bel’s business and strategies at multiple levels, from improving the efficiency ratings of our products and factories to better managing our consumption habits of electricity and water.

Bel is currently in the process of reviewing and assessing its practices to ensure consistency and alignment across its major manufacturing sites globally. During the fourth quarter of 2022, Bel launched a Company-wide effort to assess our current position in terms of environmental impact, greenhouse gas emissions and associate health and safety. We expect these results will provide a roadmap for driving and standardizing future initiatives.

Today we have 22 manufacturing facilities of various sizes and five of them are ISO 14001 certified and represent 61% of our manufacturing footprint. These five sites have been measuring their consumption levels of natural gas, electricity and water and have targets in place for reducing consumption and waste and improving recycling efforts. For the rest of our manufacturing sites, we intend to follow an approach comparable to the template laid out with these five as we begin the process of better understanding our impact.

Social

Associates are the cornerstone of our business and key to our success. At Bel, we believe in the need for diversity and inclusion that reflects the communities in which we work and live. Associates are encouraged to bring with them their unique perspectives, opinions and experiences as they work for the betterment of Bel, its customers and the locations in which we operate. Bel recognizes its role in the global community and giving back is a priority. From coaching their local sports team to raising funds for local charities of choice, Bel supports and encourages our associates’ participation in these types of activities.

2022 Charitable Contribution Program:

In 2022, Bel launched a Company-wide Charitable Contribution Program to ensure consistency and drive our corporate values across the organization. The social program is in alignment with our Core Value of Community Engagement and directly reflects the ambitions of our ESG initiative to support the global communities within which we operate. The fundraising took place across 15 countries resulting in donations to 68 local charities. In addition, there was a matching program for the organizations selected and associates who donated.

Governance

As a company that has been in business for over 70 years, Bel understands the importance of trust, integrity and accountability at all levels of the organization. Recent additions to our Board and executive management team have brought greater diversity and new perspectives to Bel. We intend that our policies, practices and priorities will be periodically and continually reviewed as appropriate to better align with the best interests of our shareholders, associates and other stakeholders.

In addition to the establishment of Board-level ESG oversight pursuant to the Nominating and ESG Committee’s expanded role and the creation of Bel’s internal ESG Committee as discussed above, in February 2023, the Board adopted Bel’s Corporate Governance Guidelines which are available at https://ir.belfuse.com/corporate-governance. These guidelines, which are designed to enhance the Company’s corporate governance, will serve as a framework withing which the Board will conduct its business, subject to applicable laws, regulations, listing requirements, and the Company’s organizational documents and Board committee charters.

Bel is committed to a better tomorrow. With a solid foundation and oversight functions having been established, we expect ESG to be an ongoing journey of continuous improvement.

The foregoing discussion of ESG matters contains Forward-Looking Statements.  See "Cautionary Notice Regarding Forward-Looking Information."

Available Information

We maintain a website at www.belfuse.com where we make available free of charge the proxy statements, press releases, registration statements and reports on Forms 3, 4, 8-K, 10-K and 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act that we (and in the case of Section 16 reports, our insiders) file with the SEC. These forms are made available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Press releases are also issued via electronic transmission to provide access to our financial and product news, and we provide notification of and access to voice and internet broadcasts of our quarterly and annual results.  Our website also includes investor presentations and corporate governance materials. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

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

Our business operates in a globally competitive industry, with relatively low barriers to entry. We compete principally on the basis of product performance, quality, reliability, depth of product line, customer service, technological innovation, design, delivery time and price. The industry in which we operate has become increasingly concentrated and globalized in recent years and our major competitors, many of which are larger than Bel, have significant financial resources and technological capabilities.

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

Any outbreaks of contagious diseases and other adverse public health developments in countries where we operate could have a material and adverse effect on our business, consolidated financial condition and consolidated results of operations. In January 2020, the outbreak of COVID-19 was first identified.  In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, variants of which continue to spread and have ramifications throughout and upon the U.S. and the world. Over the past three years, our business was impacted by temporary facility closures, shelter-in-place orders and challenges related to travel restrictions imposed by the local governmental authorities.  Our suppliers, customers and our customers’ contract manufacturers have experienced similar challenges from time to time throughout the pandemic. The ongoing impact and continuing and future effects from the rapidly changing U.S. and global market and economic conditions due to the COVID-19 outbreak is uncertain, with disruptions to the business of our customers and suppliers, which have impacted, and could continue to impact, our business and consolidated results of operations and financial condition. During March 2022, the PRC government issued a notice with immediate effect whereby certain regions were temporarily shut down to perform widespread testing in response to a COVID outbreak in those regions and in accordance with Beijing’s "zero-tolerance" policy at the time.  Our Bel Power Solutions manufacturing facility in Shenzhen, China and our Magnetics TRP manufacturing facility in Changping, China were closed for approximately one week during the month of March 2022 while residents underwent testing. Upon the discontinuation of COVID protocols in the PRC in late 2022, we experienced approximately 3-4 weeks between December 2022 and January 2023 where the attendance rate of workers at our factories in the PRC were very low due to COVID outbreaks in the regions in which we operate.

As the status of the ongoing COVID-19 pandemic continues to evolve, additional Bel facilities could become negatively impacted.  COVID-19 remains a potential supply continuity risk due to the unknown nature of future outbreaks including as a result of the emergence of further COVID-19 virus variants.  The extent to which COVID-19 will impact our business and our consolidated financial results will depend on future developments which are highly uncertain and cannot be predicted at the time of the filing of this Annual Report on Form 10-K.  See "The Effects of COVID-19 on Bel’s Business" in Item 7 of this Annual Report on Form 10-K for a discussion of how COVID-19 is currently impacting our business.

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

A shortage of availability or an increase in the cost of raw materials, components and other resources may adversely impact our ability to procure these items at cost effective prices and thus may negatively impact profit margins. Additionally, inflationary pressures could result in higher input costs and materially adversely affect our financial results.

Our results of operations may be materially adversely impacted by difficulties in obtaining raw materials, supplies, power, labor, natural resources and any other items needed for the production of our products, as well as by the effects of quality deviations in raw materials and the effects of significant fluctuations in the prices of existing inventories and purchase commitments for these materials.  Many of these materials and components are produced by a limited number of suppliers and their availability to us may be constrained by supplier capacity. Beginning in the third quarter of 2021, pandemic-related issues have created additional port congestion and intermittent supplier shutdowns and delays, resulting in additional expenses to expedite delivery of critical parts.  A further increase in demand for electronic components within the industry had led to incremental direct and indirect supply chain challenges related to raw material availability and logistics which persisted throughout 2022. We expect this environment to continue through at least the first half of 2023.  Any material disruption could materially adversely affect our financial results. In addition, inflationary pressures could result in higher input costs, including those related to our raw materials, labor, freight, utilities, healthcare and other expenses. Our future operating results will depend, in part, on our continued ability to manage these fluctuations through pricing actions, cost savings initiatives and sourcing decisions, and any negative impact of inflation could materially adversely affect our financial results. See “The Effects of COVID-19 on Bel’s Business” and "Other Key Factors Affecting our Business" in Item 7 of this Annual Report on Form 10-K for a discussion of how pricing and availability of materials is currently impacting our business.

We have substantial manufacturing operations located in the PRC, which exposes us to significant risks that could materially and adversely affect our business, operations, consolidated financial condition and consolidated results of operations.

The majority of Bel's Magnetic Solutions manufacturing capacity and supplier base is located in the PRC, as is a portion of Bel's Power Solutions and Protection group.  As of December 31, 2022, 56% of our associates, 68% of our owned or leased manufacturing facilities (by square footage) and 35% of our Company’s tangible assets were all located in the PRC.  Our Company’s presence and operations in the PRC expose us to significant risks that could materially and adversely affect our Company and our business, operations, financial position and results of operations.

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

Our significant labor force based within the PRC subjects us to risks associated with staffing and managing this substantial complement of factory workers and other associates who are important to our Company’s operations and success.  As noted above, factory workers in the PRC are represented by government-sponsored unions, and are participants in a cyclical labor market that may become subject to shortages including as a result of PRC government policies.  See “We may experience labor unrest” and “We may experience labor shortages” above.  Wage rates in the PRC have been increasing in recent years as PRC government-mandated increases in the minimum wage rate have caused an increase in our overall pay scale for our PRC workers.

The PRC government has broad authority and discretion to regulate the economy, manufacturing, industry, and the technology sector, among other areas generally.  As a result, our activities and operations in the PRC as well as those of our PRC-based suppliers are subject to extensive local government regulation.  Additionally, the PRC government has implemented policies from time to time to regulate economic expansion.  It exercises significant control over its economic growth through the allocation of resources, setting monetary policy and providing preferential treatment to particular industries or companies.  Any additional new regulations or the amendment of previously implemented regulations could require us to change our business plans, increase our costs, or limit our ability to manufacture and sell products domestically and/or otherwise restrict or curtail our operations in the PRC.  To the extent our suppliers in the PRC are negatively impacted by new or amended regulations, any such negative implications could adversely impact our supply chain, including in the form of increased costs, disruptions, shortages or unavailability of product or component parts, and/or other deleterious consequences, which could materially adversely affect our business and operating results.  In late 2022, there were widespread COVID outbreaks, due to relaxing of government mandates, at our factories and those related to our supply chain in the PRC.  While these events did not have a material impact on our business and are not presently ongoing as of the date of this filing, any prolonged shutdown of our or our suppliers' factories (or other interference or limitation of production capacity resulting from other PRC infrastructure issues or government regulations, policies, mandates or otherwise), could cause significant disruption to our supply chain and/or Bel's ability to manufacture its products, and have a materially adverse effect on our business and operating results.

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

In addition to the risks associated with our PRC operations described above, the global nature of our operations generally subjects us to additional risks.  We conduct operations in 15 countries, and outside of the United States (and the PRC), our largest manufacturing operations and associate populations are located within Mexico, Slovakia, the Dominican Republic, India and the United Kingdom.  Please see the Risk Factor appearing below under the caption, “The global nature of our operations exposes us to numerous risks that could materially adversely affect our consolidated financial condition and consolidated results of operations.”

The loss of certain substantial customers could materially and adversely affect us.

During the year ended December 31, 2022, approximately 17.6% of the Company's total net sales were sold to one ultimate end-user through various intermediary contract manufacturers.  The largest Bel direct-customer was an intermediary contract manufacturer that manufactured and assembled products to various end customers, which represented 12.8% of our 2022 consolidated net sales.  While Bel sells a diversified portfolio of products to this ultimate end-user, we believe that the loss of either of this ultimate end user and/or this intermediate contract manufacturer could have a material adverse effect on our consolidated financial position and consolidated results of operations.  We have experienced significant concentrations of customers in prior years. See Note 13, "Segments" for additional disclosures related to our significant customers.  Furthermore, factors that negatively impact the businesses of our major customers could materially and adversely affect us even if the customer represents less than 10% of our 2022 consolidated net sales.

We may not achieve all of the expected benefits from our restructuring programs.

In 2022, we announced restructuring plans related to four facility consolidations as further described in "Other Key Factors Affecting our Business" in Item 7 of this Annual Report. Management has estimated that these initiatives will result in restructuring costs of approximately $12 million ($7.3 million of which was incurred through December 31, 2022), incremental capital expenditures of approximately $5 million and once complete, annualized cost savings of approximately $5 million. We made certain assumptions in estimating the anticipated savings we expect to achieve related to these initiatives, which include the estimated savings from the elimination of certain headcount and the consolidation of facilities. These assumptions may turn out to be incorrect due to a variety of factors. In addition, our ability to realize the expected benefits from these programs is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. If we are unsuccessful in implementing these programs or if we do not achieve our expected results, our results of operations and cash flows could be adversely affected or our business operations could be disrupted. As mentioned above, the amounts set forth in the foregoing including anticipated restructuring costs, incremental capital expenditure spend and annualized cost savings are the Company’s current estimates based on information presently available to the Company, assumptions and circumstances as they exist in each case at the time of filing of this Annual Report on Form 10-K, and are subject to change. See "Cautionary Notice Regarding Forward-Looking Information."

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

●

Increases in Material Costs: While we continually strive to negotiate better pricing for components and raw materials, there are many factors that could lead to higher material costs, or premiums incurred for expedited orders, including an increase in industry demand for or supplier shortages of certain components, or inflationary pressures. Further, commodity prices, especially those pertaining to gold, copper and silver, can be volatile.  Fluctuations in these prices and other commodity prices associated with Bel's raw materials will have a corresponding impact on our profit margins.

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

Many of the orders that comprise our backlog may be delayed, accelerated or canceled by customers without penalty. Customers may on occasion double order from multiple sources to ensure timely delivery when lead times are particularly long. Customers often cancel orders when business is weak and inventories are excessive.  Additional factors that could cause the Company to fail to ship orders comprising our backlog include unanticipated supply difficulties, changes in customer demand and new customer designs.  Throughout 2022, Bel has faced macroeconomic and global supply chain challenges, and these conditions are expected to continue through at least the first half of 2023.  Due to the foregoing factors, we cannot be certain that the amount of our backlog equals or exceeds the level of orders that will ultimately be delivered, and backlog may not be a reliable indicator of the timing of future sales. Our results of operations could be adversely impacted if customers cancel a material portion of orders in our backlog.

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

Our U.S. debt service requirements are significant in relation to our U.S. revenue and cash flow.  This leverage exposes us to risk in the event of downturns in our business, in our industry or in the economy generally, and may impair our operating flexibility and our ability to compete effectively.  Our current credit agreement requires us to maintain certain covenant ratios.  If we do not continue to satisfy these required ratios or receive waivers from our lenders, we will be in default under the credit agreement, which could result in an accelerated maturity of our debt obligations.  We cannot assure investors that we will be able to access private or public debt or equity on satisfactory terms, or at all.  Any equity financing that could be arranged may dilute existing shareholders and any debt financing that could be arranged may result in the imposition of more stringent financial and operating covenants.

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

ESG issues, including those related to climate change and sustainability, may have an adverse effect on our business, financial condition and results of operations and could damage our reputation.

Companies across all industries are facing increasing scrutiny relating to their ESG policies. Increased focus and activism related to ESG may hinder our access to capital, as investors may reconsider their capital investment as a result of their assessment of our ESG practices. In particular, investors, customers and other stakeholders are increasingly focusing on environmental issues, including climate change, water use, waste and other sustainability concerns. Changing customer or consumer preferences may also result in increased demands regarding components and materials including packaging materials, including with respect to their environmental impact on sustainability. These demands could impact the profitability products, cause us to incur additional costs, to make changes to our operations, or to make additional commitments, set targets or establish additional goals and take actions to meet them, which could expose us to market, operational and execution costs or risks. In addition, governmental and non-governmental organizations, investors, customers, consumers, our employees and other stakeholders have placed increasing importance on ESG matters, and depending on their assessment of our ESG practices, certain investors may reconsider their investment in the Company.

Concern over climate change, waste, consumption or use of materials including packaging materials, may result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment. Increased regulatory requirements, including in relation to various aspects of ESG including the SEC’s recent disclosure proposal on climate change, or environmental causes may result in increased compliance or input costs of energy, raw materials or compliance with emissions standards, which may cause disruptions in the manufacture of our products or an increase in operating costs. We may undertake additional costs to control, assess and report on ESG metrics as the nature, scope and complexity of ESG reporting, diligence and disclosure requirements expand. Our ability to achieve any stated goal, target, or objective is subject to numerous factors and conditions, many of which are outside of our control. Any failure to achieve our ESG goals or ambitions or a perception (whether or not valid) of our failure to act responsibly with respect to the environment or to effectively respond to new, or changes in, legal or regulatory requirements concerning environmental or other ESG matters, or increased operating or manufacturing costs due to increased regulation or environmental causes could adversely affect our business and reputation.

If we do not adapt to or comply with new regulations, or fail to meet ESG goals or ambitions or evolving investor, industry or stakeholder expectations and standards, or if we are perceived to have not responded appropriately to the growing concern for ESG issues, customers may choose to stop purchasing our products or purchase products from another company or a competitor, and our reputation, business or financial condition may be adversely affected.

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

The Company's certificate of incorporation provides that if a shareholder, other than shareholders subject to specific exceptions, acquires (after the date of the Company's 1998 recapitalization) 10% or more of the outstanding Class A common stock and does not own an equal or greater percentage of all then outstanding shares of both Class A and Class B common stock (all of which common stock must have been acquired after the date of the 1998 recapitalization), such shareholder must, within 90 days of the trigger date, purchase Class B common shares, in an amount and at a price determined in accordance with a formula described in the Company's certificate of incorporation, or forfeit its right to vote its Class A common shares. As of February 28, 2023, to the Company's knowledge, there was one shareholder of the Company's common stock with ownership in excess of 10% of Class A outstanding shares with no ownership of the Company's Class B common stock and with no basis for exception from the operation of the above-mentioned provisions. In order to vote its shares at Bel's next shareholders' meeting, this shareholder must either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until its Class A holdings are under 10%. As of February 28, 2023, to the Company's knowledge, this shareholder owned17.9% of the Company's Class A common stock and had not taken steps to either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until its Class A holdings fall below 10%.  Unless and until this situation is satisfied in a manner permitted by the Company's Restated Certificate of Incorporation, the subject shareholder will not be permitted to vote its shares of common stock.

To the extent that the voting rights of particular holders of Class A common stock are suspended as of times when the Company's shareholders vote due to the above-mentioned provisions, such suspension will have the effect of increasing the voting power of those holders of Class A common shares whose voting rights are not suspended.  As of February 28, 2023, Daniel Bernstein, the Company's Chief Executive Officer, beneficially owned 381,720 Class A common shares (or 21.7%) of the outstanding Class A common shares whose voting rights were not suspended, and all directors and current executive officers as a group (which includes Daniel Bernstein) beneficially owned 397,505 Class A common shares (or 22.4%) of the outstanding Class A common shares whose voting rights were not suspended.

Our stock price, like that of many companies, has been and may continue to be volatile.

The market price of our common stock may fluctuate as a result of variations in our quarterly operating results and other factors beyond our control.  These fluctuations may be exaggerated if the trading volume of our common stock is low.  The market price of our common stock may rise and fall in response to a variety of other factors, including:

•	announcements of technological or competitive developments;
•	general market or economic conditions;
•	the continuing and uncertain future impact of the ongoing COVID-19 pandemic on our operations and supply chain;
•	market or economic conditions specific to particular geographical areas in which we operate;
•	acquisitions or strategic alliances by us or our competitors;
•	our ability to achieve our anticipated cost savings from announced restructuring programs;
•	the gain or loss of a significant customer or order; or
•	changes in estimates of our financial performance or changes in recommendations by securities analysts regarding us or our industry

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

The recent political tensions and armed conflict involving Russia and Ukraine continues to evolve and we are closely monitoring this dynamic situation.  The Company has indefinitely ceased all shipments of product to customers in Russia. The Company's operations in Slovakia have not been, and are not currently expected to be, impacted by the political instability of the Russia-Ukraine conflict as our facility is not in close proximity to the Ukraine border.  We do not currently anticipate any material impact to the Company's financial results.

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

Cyber threats, including but not limited to malware, phishing, credential harvesting, ransomware and other attacks, are rapidly evolving and are becoming increasingly sophisticated, making it difficult to detect and prevent such threats from impacting the Company. Our Company has seen an increased volume of cyber threats and ransomware attempts throughout the COVID-19 pandemic and expects to continue to experience cyber threats from time to time, which pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber-attacks or security breaches of our networks or systems, could result in the loss of customers and business opportunities, legal liability, regulatory fines, penalties or intervention, other litigation, regulatory and legal risks and the costs associated therewith, reputational damage, reimbursement or other compensatory costs, remediation costs, increased cybersecurity protection costs, additional compliance costs, increased insurance premiums, and lost revenues, damage to the Company's competitiveness, stock price, and long-term shareholder value, any of which could materially adversely affect our business, financial condition and results of operations. While we attempt to mitigate these risks, our systems, networks, products, solutions and services remain potentially vulnerable to advanced and persistent threats. We also maintain and have access to sensitive, confidential or personal data or information in certain of our businesses that is subject to privacy and security laws and regulations. Despite our efforts to protect such sensitive, confidential or personal data or information, our facilities and systems and those of our customers and third-party service providers may be vulnerable to security breaches, theft, fraud, misplaced or lost data, “Acts of God”, programming and/or human errors that could lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our consolidated financial condition and consolidated results of operations.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The Company is headquartered in Jersey City, New Jersey, where it currently owns 14,000 square feet of office space. In addition to its facility in Jersey City, New Jersey, the Company occupies 307,000 square feet at 19 non-manufacturing facilities, which are used primarily for management, financial accounting, engineering, sales and administrative support.  Of this space, the Company leases 200,000 square feet in 14 facilities and owns properties of 107,000 square feet.

The Company also operated 22 manufacturing facilities in 8 countries as of December 31, 2022.  Approximately 15% of the 2.8 million square feet the Company occupies is owned while the remainder is leased.    See Note 18, "Commitments and Contingencies", for additional information pertaining to leases.

The following is a list of the locations of the Company's principal manufacturing facilities at December 31, 2022:

Location	Approximate Square Feet	Product Group Produced at Facility	Owned/ Leased	Percentage Used for Manufacturing

Dongguan, People's Republic of China	661,000	Magnetic Solutions	Leased	36%
Pingguo, People's Republic of China	251,000	Magnetic Solutions	Leased	71%
Shenzhen, People's Republic of China	227,000	Power Solutions & Protection	Leased	100%
Zhongshan, People's Republic of China	302,000	All three product groups	Leased	85%
Zhongshan, People's Republic of China	118,000	All three product groups	Owned	100%
Zhongshan, People's Republic of China	78,000	All three product groups	Owned	100%
Guangxi, People's Republic of China	229,000	Magnetic Solutions	Leased	56%
Mumbai, India	56,000	Power Solutions & Protection	Leased	46%
Louny, Czech Republic	11,000	Connectivity Solutions	Owned	75%
Dubnica nad Vahom, Slovakia	35,000	Power Solutions & Protection	Owned	100%
Dubnica nad Vahom, Slovakia	70,000	Power Solutions & Protection	Leased	100%
Worksop, United Kingdom	51,000	Connectivity Solutions	Leased	28%
Chelmsford, United Kingdom	17,000	Connectivity Solutions	Leased	80%
Sudbury, United Kingdom	12,000	Connectivity Solutions	Leased	90%
Dominican Republic	33,000	Magnetic Solutions	Leased	85%
Cananea, Mexico	30,000	Connectivity Solutions	Leased	60%
Reynosa, Mexico	80,000	Connectivity Solutions	Leased	56%
Glen Rock, Pennsylvania	74,000	Connectivity Solutions	Owned	60%
Waseca, Minnesota	127,000	Connectivity Solutions	Leased	83%
McAllen, Texas	40,000	Connectivity Solutions	Leased	56%
Melbourne, Florida	18,000	Connectivity Solutions	Leased	64%
Tempe, Arizona	8,000	Connectivity Solutions	Leased	100%

	2,528,000

Of the space described above, 356,000 square feet is used for engineering, warehousing, sales and administrative support functions at various locations and 485,000 square feet is designated for dormitories, canteen and other employee related facilities in the PRC.

The Territory of Hong Kong became a Special Administrative Region ("SAR") of the PRC during 1997.  The territory of Macao became a SAR of the PRC at the end of 1999. Management cannot presently predict what future impact, if any, this will have on the Company or how the political climate in the PRC will affect its contractual arrangements in the PRC.  A significant portion of the Company's manufacturing operations and approximately 35.2% of its identifiable assets are located in Asia.

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

As of February 28, 2023, there were 37 registered shareholders of the Company's Class A Common Stock and 352 registered shareholders of the Company's Class B Common Stock.  We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our Class A and Class B Common Stock is held in "street name" by brokers. At February 28, 2023, to the Company's knowledge, there was one shareholder of the Company's Class A common stock whose voting rights were suspended.  This shareholder owned 17.9% of the Company's outstanding shares of Class A common stock.  For additional discussion, see Item 1A – "Risk Factors – As a result of protective provisions in the Company's certificate of incorporation, the voting power of holders of Class A common shares whose voting rights are not suspended (including officers, directors and principal shareholders) may be increased at future meetings of the Company's shareholders".

(c)	Dividends

During the years ended December 31, 2022 and 2021, the Company declared dividends on a quarterly basis at a rate of $0.06 per Class A share of common stock and $0.07 per Class B share of common stock totaling $3.4 million in each of 2022 and 2021. On February 1, 2023, the Company paid a dividend to all shareholders of record at January 13, 2023 of Class A and Class B Common Stock in the total amount of $0.1 million ($0.06 per share) and $0.7 million ($0.07 per share), respectively.  On February 22, 2023, Bel's Board of Directors declared a dividend in the amount of $0.06 per Class A common share and $0.07 per Class B common share which is scheduled to be paid on May 1, 2023 to all shareholders of record at April 14, 2023.

There are no contractual restrictions on the Company's ability to pay dividends provided the Company is not in default under its credit agreement immediately before such payment and after giving effect to such payment.  Cash dividends are payable to the holders of Class A Common Stock and Class B Common Stock only as and when declared by the Board of Directors. Subject to the foregoing, cash dividends declared on shares of Class B Common Stock in any calendar year cannot be less than 5% higher per share than the annual amount of cash dividends per share declared in such calendar year on shares of Class A Common Stock. No cash dividends may be paid on shares of Class A Common Stock unless, at the same time, cash dividends are paid on shares of Class B Common Stock, subject to the annual 5% provision described above. Cash dividends may be paid at any time or from time to time on shares of Class B Common Stock without corresponding cash dividends being paid on shares of Class A Common Stock. Nevertheless, as in the past, the respective amounts of future dividends, if any, to be declared on each class of Common Stock depends on circumstances existing at the time, including the Company's financial condition, capital requirements, earnings, legally available funds for the payment of dividends and other relevant factors and are declared at the discretion of the Company’s Board of Directors.

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

Under the SEC's amended definition of a "smaller reporting company," the Company is deemed to be a smaller reporting company.  Accordingly, among other things, when it became eligible to use smaller reporting company disclosures, the Company reduced the number of years covered by its consolidated financial statements in Item 8.

Overview

Our Company

We design, manufacture and market a broad array of products that power, protect and connect electronic circuits.  These products are primarily used in the networking, telecommunications, computing, general industrial, high-speed data transmission, military, commercial aerospace, transportation and eMobility industries.  Bel's portfolio of products also finds application in the automotive, medical, broadcasting and consumer electronics markets.

We operate through three product group segments, in addition to a Corporate segment.  In 2022, 44% of the Company's revenues were derived from Power Solutions and Protection, 29% from Connectivity Solutions and 27% from our Magnetic Solutions operating segment.

Our operating expenses are driven principally by the cost of labor where the factories that Bel uses are located, the cost of the materials that we use and our ability to effectively and efficiently manage overhead costs.  As labor and material costs vary by product line and region, any significant shift in product mix can have an associated impact on our costs of sales.  Costs are recorded as incurred for all products manufactured.  Such amounts are determined based upon the estimated stage of production and include labor cost and fringes and related allocations of factory overhead. Our products are manufactured at various facilities in the U.S., Mexico, India, the Dominican Republic, the United Kingdom, Czech Republic, Slovakia and the PRC.

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

Throughout 2021 and 2022, pandemic-related issues have created additional port congestion and intermittent supplier shutdowns and delays, resulting in additional expenses to expedite delivery of critical parts. In order to better control our costs, the expediting of raw material deliveries has been generally reserved for customer-specific requests for expedited timing whereby our end customer has agreed to pay the incremental fee.  Further, the majority of our product is shipped via air, and we have therefore been minimally impacted by ocean-related logistic constraints. During March 2022, the PRC government issued a notice with immediate effect whereby certain regions were temporarily shut down to perform widespread testing in response to a COVID outbreak in those regions and in accordance with Beijing’s "zero-tolerance" policy at the time.  Our Bel Power Solutions manufacturing facility in Shenzhen, China and our Magnetics TRP manufacturing facility in Changping, China were closed for approximately one week during the month of March 2022 while residents underwent testing. Upon the discontinuation of COVID protocols in the PRC in late 2022, we experienced approximately 3-4 weeks between December 2022 and January 2023 where the attendance rate of workers at our factories in the PRC were very low due to COVID outbreaks in the regions in which we operate. As of early February 2023 (following the Lunar New Year holiday), attendance rates at all of our factories in the PRC are in the 90%-95% range. We do not believe the aforementioned low attendance rates had a material impact on Bel's financial results in December 2022 or January 2023. To date, the COVID-related transportation delays and local outbreaks have not materially impacted our ability to operate our business or achieve our business goals.

Based on our analysis of ASC 350 and ASC 360 during the year ended December 31, 2022, we are not aware of any potential triggering events for impairment of our goodwill, indefinite-lived intangible assets or finite-lived assets.  The Company will continue to assess the relevant criteria on a quarterly basis based on updated cash flow and market assumptions.  Unfavorable changes in cash flow or market assumptions could result in impairment of these assets in future periods.

As our operations have continued, albeit at slightly reduced production and efficiency rates, we have not experienced a negative impact on our liquidity to date.  Our balance of cash on hand continues to be strong at $70.3 million at December 31, 2022 as compared to $61.8 million at December 31, 2021.  The Company also has availability under its current revolving credit facility; as of December 31, 2022, the Company could borrow an additional $80.0 million while still being in compliance with its debt covenants.  However, any further pressure or negative impact to our financial results related to COVID would have a related negative impact on our financial covenants outlined in our credit agreement, which would impact the amount available to borrow under our revolving credit facility.  The management team closely monitors the rapidly changing COVID situation and has developed plans which could be implemented to minimize the impact to the Company in the event the situation deteriorates.

Our statements regarding the future impact of COVID represent Forward-Looking Statements.  See “Cautionary Notice Regarding Forward-Looking Information.”

Other Key Factors Affecting our Business

The Company believes the key factors affecting Bel's 2022 and/or future results include the following:

•

Revenues – The Company's revenues increased by $110.7 million, or 20.4%, in 2022 as compared to 2021.  By product segment, Power Solutions and Protection sales increased by 32%, Connectivity Solutions sales increased by 13% and Magnetic Solutions sales increased by 12%.

•

Backlog – Our backlog of orders totaled $565.4 million at December 31, 2022, representing an increase of $97.5 million, or over 21%, from December 31, 2021. Since the 2021 year-end, the backlog for our Power Solutions and Protection products increased by 48%, due to an increase in demand across the majority of our power product lines including networking, eMobility, industrial and other customer markets. We saw a 40% increase in backlog for our Connectivity Solutions products, driven by restored demand from our direct and after-market commercial aerospace customers, as well has higher bookings from our military customers, in 2022.  Our Magnetic Solutions backlog decreased by 37%, primarily due to reduced order volume from a large networking customer.  We estimate that approximately $25-$30 million of the backlog at December 31, 2022 relates to orders that were scheduled to ship in the fourth quarter of 2022 which did not ship by December 31, 2022 largely due to supply chain challenges.

•

Product Mix – Material and labor costs vary by product line and any significant shift in product mix between higher- and lower-margin product lines will have a corresponding impact on the Company’s gross margin percentage.  In general, our Connectivity products have historically had the highest contribution margins of our three product groups, though margins for this group in 2022 have been challenged due to costs and inefficiencies associated with the ramp-up in commercial aerospace. Our Power products have a higher cost bill of materials and are impacted to a greater extent by changes in material costs.  As our Magnetic Solutions products are more labor intensive, margins on these products are impacted to a greater extent by minimum- and market-based wage increases in the PRC and fluctuations in foreign exchange rates between the U.S. Dollar and the Chinese renminbi.   Fluctuations in sales volume among our product groups will have a corresponding impact on Bel's profit margins.  See Note 13, "Segments" for profit margin information by product group.

•

Pricing and Availability of Materials – There have been ongoing supply constraints related to components that constitute raw materials in our manufacturing processes, particularly with capacitors, discrete semiconductors and copper. Lead times have been extended and the reduction in supply also caused an increase in prices for certain of these components. Beginning in the third quarter of 2022, there has been some stabilization of raw material pricing and availability for a portion of the components that Bel's purchases, but in general supply constraints continue to be a challenge and we expect this environment to continue through at least the first half of 2023. The Company’s material costs as a percentage of revenue were 45.4% of sales during 2022, down slightly from 46.2% during 2021 as a result of a favorable shift in product mix and the impact of Bel's recent pricing actions, offset in part by higher material costs in 2022.

•

Labor Costs – Labor costs decreased from 9.0% of sales during 2021 to 8.3% of sales during 2022. The reduction in labor costs as a percentage of sales in 2022 was largely impacted by recent pricing actions taken by the Company and favorable exchange rate fluctuations in 2022 leading to lower labor costs at our PRC factories.  Effective January 1, 2023, the statutory minimum wage rate in Mexico was increased by 20%, impacting labor costs at our Reynosa and Cananea, Mexico factories. We estimate the additional cost associated with this increase will be approximately $1.2 million annually. Also effective January 1, 2023, minimum wage increases which went into effect at our factory in Slovakia are expected to result in approximately $0.6 million of higher labor costs at that facility in 2023 as compared to 2022.

•

Inflationary Pressures – Inflationary pressures could result in higher input costs, including those related to our raw materials, labor, freight, utilities, healthcare and other expenses. Our future operating results will depend, in part, on our continued ability to manage these fluctuations through pricing actions, cost savings initiatives and sourcing decisions.

•

Restructuring – During the third quarter of 2022, a series of initiatives were launched to streamline our operational footprint. In a project expected to be completed by mid-2023, two of our Magnetics sites in Zhongshan and Pingguo, China, spread across 9 manufacturing buildings in total, will be consolidated into a single centralized site in the Binyang county of Southwestern China (the new Bel Guangxi facility). Restructuring costs of approximately $11.3 million are expected related to the China initiative. Of this amount, $7.1 million (including $3.7 million of severance costs) was recognized in 2022, and we expect the balance, which is largely severance costs, to be recognized ratably through the third quarter of 2023. Incremental capital expenditures of approximately $4 million is expected in 2023.  Annualized cost savings of approximately $3 million are expected to be realized on the China initiative, beginning in the fourth quarter of 2023. Within our Connectivity Solutions group, the Company incurred $0.3 million of severance costs in connection with the reorganization of this group's sales and product management teams in 2022. Further, facility consolidation actions remain underway in both the U.S. and Europe. In the U.S., our Tempe, Arizona and Melbourne, Florida sites will transition their manufacturing operations into our existing site in Waseca, Minnesota. These U.S. actions are expected to result in restructuring costs (largely severance costs), of $0.6 million, primarily during the first half of 2023, with estimated incremental capital expenditures of $0.4 million. Annualized cost savings of approximately $1.1 million are expected to be realized on this U.S. initiative, beginning in the second quarter of 2023. In Europe, operations at our facility in Sudbury, UK will be consolidated into our existing site in Chelmsford, UK. These UK actions are expected to result in restructuring costs of approximately $0.4 million in the first half of 2023 with incremental capital expenditures of $1.0 million. Annualized cost savings of approximately $0.7 million are expected to be realized on this UK initiative, beginning in the third quarter of 2023. The Company will continue to review its operations to optimize the business, which may result in restructuring costs being recognized in future periods. The preceding sentences represent Forward-Looking Statements. The amounts set forth in the foregoing including anticipated restructuring costs (including severance costs), incremental capital expenditures and annualized cost savings are the Company’s current estimates based on information presently available to the Company, assumptions and circumstances as they exist in each case at the time of filing of this Annual Report on Form 10-K, and are subject to change. See "Cautionary Notice Regarding Forward-Looking Information."

•

Impact of Foreign Currency – As further described below in this "Impact of Foreign Currency" discussion, during 2022, labor and overhead costs were $4.9 million lower than in 2021 due to a favorable foreign exchange environment involving the Chinese renminbi and Euro as compared to the prior year period.  Also as described below in the discussion captioned "Inflation and Foreign Currency Exchange", the Company realized foreign exchange transactional gains of $0.3 million during 2022, due to the fluctuation of the spot rates of certain currencies in effect when translating our balance sheet accounts at December 31, 2022 versus those in effect at December 31, 2021. Since Bel is a U.S. domiciled company, our foreign currency-denominated financial results are translated into U.S. dollars.  Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results and the revaluation of certain intercompany as well as third-party transactions to and from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact to our consolidated statements of operations and cash flows.  The Company was favorably impacted by transactional foreign exchange gains in 2022 due to the depreciation of the Chinese renminbi and Euro against the U.S. dollar as compared to exchange rates in effect during 2021.  The Company has significant manufacturing operations located in in the PRC where labor and overhead costs are paid in local currency.  As a result, the U.S. Dollar equivalent costs of these operations were $4.9 million lower in 2022 as compared to 2021.  The Company monitors changes in foreign currencies and in 2022 implemented additional foreign currency forward contracts, and may continue to implement pricing actions to help mitigate the impact that changes in foreign currencies may have on its consolidated operating results. The preceding sentence represents a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Information."

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

Looking ahead, the focus will be on profitable growth by investing in key and high-growth market segments, new business development and internal investments needed to support our customers. We believe that we will benefit from our diversity in end markets in 2023, as lower bookings from our networking customers are expected to be offset by higher demand from the commercial aerospace and eMobility markets, which generally have a bright outlook for the year and beyond. The preceding sentences represent Forward-Looking Statements.  See "Cautionary Notice Regarding Forward-Looking Information."

Results of Operations - Summary by Operating Segment

Net Sales and Gross Margin

The Company's net sales and gross margin by major product line for the years ended December 31, 2022 and 2021 were as follows (dollars in thousands):

	Year Ended
	December 31,
	Net Sales		Gross Margin
	2022	2021	2022	2021
Connectivity solutions	$187,085	$165,027	25.9%	26.4%
Magnetic solutions	178,782	160,432	27.6%	21.3%
Power solutions and protection	288,366	218,035	30.5%	27.0%
	$654,233	$543,494	28.0%	24.7%

Connectivity Solutions:

Sales of our Connectivity Solutions products increased by $22.0 million in 2022 as compared to 2021. This increase was primarily due to the continued rebound in demand from direct and after-market commercial aerospace customers of $13.4 million (76%) during 2022 as compared to 2021. Other increases in sales related to higher demand for our passive connector and cabling products for use in premise wiring applications and an increased volume of Connectivity Solutions products sold through our distribution channels.  These sales increases were partially offset by a decline in military sales of $4.9 million (12%) during 2022 as compared to 2021. Gross margins for 2022 were unfavorably impacted by incremental costs and operational inefficiencies related to the ramp-up in commercial aerospace demand.

Magnetic Solutions:

Sales of our Magnetic Solutions products improved by $18.4 million during 2022 as compared to 2021. Demand for our Magnetic Solutions products from our networking customers and through our distribution channels has been the primary driver of the sales increase. The higher sales volume, coupled with pricing actions and favorable exchange rates with the Chinese renminbi versus the U.S. dollar, were the primary drivers of gross margin improvement for this product group compared with 2021.

Power Solutions and Protection:

Sales of our Power Solutions and Protection products were higher by $70.3 million during 2022 as compared to 2021.  The sales increase was led by approximately $32.5 million in raw material surcharge invoicing, the inclusion of EOS, which was acquired in March 2021 and contributed incremental sales of $5.2 million, a $4.4 million (18.4%) increase in circuit protection product sales, a $8.7 million (15.6%) increase in CUI sales, and a $10.4 million (105%) increase in sales of product going into the eMobility end market.  Gross margin improved in 2022 as compared to 2021 as pricing actions, higher sales volume, favorable exchange rates with the Chinese renminbi versus the U.S. dollar, and a favorable shift in product mix offset the impact of increased material costs.

Cost of Sales

Cost of sales as a percentage of net sales for the years ended December 31, 2022 and 2021 consisted of the following:

	Year Ended
	December 31,
	2022	2021
Material costs	45.4%	46.2%
Labor costs	8.3%	9.0%
Other expenses	18.3%	20.1%
Total cost of sales	72.0%	75.3%

Material costs as a percentage of sales during 2022 were fairly stable compared to 2021, as recent pricing actions are helping to offset the continued heightened cost of certain raw materials. Labor costs as a percentage of sales have decreased from 2021 due to the favorable fluctuation in the Chinese renminbi exchange rate versus the U.S. Dollar.  These lower labor costs as a percentage of sales were offset, in part, by incremental labor costs at our Connectivity group related to recruiting and training of new factory associates to accommodate the increase in demand from the commercial aerospace end market in 2022.

The other expenses noted in the table above include fixed cost items such as support labor and fringe, depreciation and amortization, and facility costs (i.e. rent, utilities, insurance).  In total, these other expenses increased during 2022 by $11.1 million as compared to 2021. The recent ramp-up in commercial aerospace demand has resulted in significant headcount increases at our factories that support this end market, restoring some of the indirect labor and overhead expenses that had been previously reduced when demand was lower.  Further, certain of our other factories have started to run additional shifts to accommodate the increase in demand from our customers, resulting in higher overhead costs.  In addition to an increase in support labor headcount, wage rate increases, both inflationary and government-mandated increases to minimum wage rates, have led to higher costs in 2022 as compared to 2021.

Research and Development ("R&D")

R&D expenses were $20.2 million and $21.9 million for the years ended December 31, 2022 and 2021, respectively.  The reduction in R&D expenses during 2022 is largely due to the favorable exchange rate environment related to the Euro and Chinese renminbi versus the U.S. Dollar in 2022.

Selling, General and Administrative Expenses ("SG&A")

SG&A expenses were $92.3 million in 2022 as compared with $86.6 million in 2021. Within SG&A, increases in office expenses of $2.8 million, SG&A salaries and fringe benefits of $2.8 million, sales commissions to reps of $1.7 million, and $1.1 million of higher advertising costs were partially offset by a $1.5 million reduction in legal and professional fees as compared to 2021.

Restructuring Charges

The Company recorded $7.3 million of restructuring charges in 2022 in connection with the facility consolidations further described in "Other Key Factors Affecting our Business" above. In 2021, the Company recorded $1.2 million of restructuring charges related to the consolidation of its DC/DC power product line into a single factory, and the discontinuation of its custom modules product line.

Gain on Sale of Property

During 2022, the Company recorded a gain of $1.6 million related to the sale of one of its properties in Jersey City, New Jersey. In 2021, a gain of $6.6 million was recorded in connection with the sale of a property in Hong Kong.

Interest Expense

The Company incurred interest expense of $3.4 million in 2022 and $3.5 million in 2021 primarily due to its outstanding borrowings under the Company's credit and security agreement.  The slight reduction in interest expense during 2022 related to a lower debt balance throughout 2022 as compared to 2021, largely offset by higher interest rates on the Company's variable portion of its outstanding balance during 2021. See "Liquidity and Capital Resources" and Note 10, "Debt" of the Notes to our Consolidated Financial Statements for further information on the Company's outstanding debt.

Other Expense, Net

Other expense, net was $2.7 million in 2022 compared to $0.4 million in 2021. The Company recorded a loss of $2.2 million related to its SERP investments in 2022 as compared to a gain of $1.3 million in 2021.

Income Taxes

The Company’s effective tax rate will fluctuate based on the geographic regions in which the pretax profits are earned.  Of the jurisdictions in which the Company operates, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of the Company’s three geographic regions.  See Note 9, “Income Taxes”.

2022 as Compared to 2021

The provision for income taxes for the years ended December 31, 2022 and 2021 was $6.4 million and $2.5 million, respectively.  The Company’s earnings before income taxes for the year ended December 31, 2022 were approximately $31.7 million higher as compared with the year ended December 31, 2021, primarily attributable to an increase in income in the Asia and North America regions.  The Company’s effective tax rate was 10.8% and 9.2% for the years ended December 31, 2022 and 2021, respectively. The change in the effective tax rate during the year ended December 31, 2022 as compared to fiscal year 2021 is primarily attributable to an increase in U.S. tax expense resulting from higher U.S. income, which was offset by a decrease in tax expense relating to the addition of uncertain tax positions.

Other Tax Matters

The Company has a portion of its products manufactured on the mainland of the PRC where Bel is not subject to corporate income tax on manufacturing services provided by third parties.  Hong Kong has a territorial tax system which imposes corporate income tax at a rate of 16.5% on income from activities solely conducted in Hong Kong.

The Company holds an offshore business license from the government of Macao.  With this license, a Macao offshore company named Bel Fuse (Macao Commercial Offshore) Limited has been established to handle the Company’s sales to third-party customers in Asia.  Sales by this company primarily consist of products manufactured in the PRC.  The Macao corporate profit taxes imposes a tax rate of 12% on income from activities solely conducted in Macao.

Due to the practicality of determining the deferred taxes on outside basis differences in our investments in our foreign subsidiaries, management has not provided for deferred taxes on outside basis differences at December 31, 2022 and deemed that these basis differences will be indefinitely reinvested.

Inflation and Foreign Currency Exchange

During the past two years, we do not believe the effect of inflation was material to our consolidated financial position or our consolidated results of operations.  We are exposed to market risk from changes in foreign currency exchange rates.  Fluctuations of the U.S. dollar against other major currencies have not significantly affected our foreign operations as most sales continue to be denominated in U.S. dollars or currencies directly or indirectly linked to the U.S. dollar.  Most significant expenses, including raw materials, labor and manufacturing expenses, are incurred primarily in U.S. dollars or the Chinese renminbi, and to a lesser extent in British pounds, Indian rupees and Mexican pesos.  The Euro and British pound each depreciated by 12%, the Indian rupee depreciated by 6% and the Chinese renminbi depreciated by 4% versus the U.S. dollar in 2022 compared to 2021. To the extent the renminbi or peso appreciate in future periods, it could result in the Company's incurring higher costs for most expenses incurred in the PRC and Mexico.  The Company periodically uses foreign currency forward contracts to manage its short-term exposures to fluctuations in operational cash flows resulting from changes in foreign currency exchange rates as further described in Note 12, "Derivative Instruments and Hedging Activities". The Company's European entities, whose functional currencies are Euros, British pounds and Czech korunas, enter into transactions which include sales that are denominated principally in Euros, British pounds and various other European currencies, and purchases that are denominated principally in U.S. dollars and British pounds.  Such transactions, as well as those related to our multi-currency intercompany payable and receivable transactions, resulted in a net realized and unrealized currency exchange gain of $0.3 million in 2022 and a loss of less than $0.1 million in 2021 which were included in other expense, net on the consolidated statements of operations.  Translation of subsidiaries' foreign currency financial statements into U.S. dollars resulted in translation adjustments, net of taxes, of ($8.2) million and ($1.8) million for the years ended December 31, 2022 and 2021, respectively, which are included in accumulated other comprehensive loss on the consolidated balance sheets.

Liquidity and Capital Resources

Our principal sources of liquidity include $70.3 million of cash and cash equivalents at December 31, 2022, cash provided by operating activities and borrowings available under our credit facility.  We expect to use this liquidity for operating expenses, investments in working capital, capital expenditures, interest, taxes, dividends, debt obligations and other long-term liabilities. We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, both in the next twelve months and in the longer term.

Cash Flow Summary

During the year ended December 31, 2022, the Company's cash and cash equivalents increased by $8.5 million.  This increase was primarily due to the following:

•	net cash provided by operating activities of $40.3 million; and
•	proceeds from the sale of property, plant and equipment of $1.8 million; partially offset by
•	purchases of property, plant and equipment of $8.8 million;
•	dividend payments of $3.4 million; and
•	repayments under our revolving credit line of $17.5 million.

During the year ended December 31, 2021, the Company's cash and cash equivalents decreased by $23.2 million.  This decrease was primarily due to cash paid for acquisitions of $16.8 million, the purchase of property, plant and equipment of $9.4 million, net payments to our credit facility of $4.3 million, and dividend payments of $3.4 million, partially offset by cash provided by operations of $4.6 million and proceeds from the sale of properties of $7.3 million.

During the year ended December 31, 2022, accounts receivable increased $20.7 million primarily due to the higher sales volume in the second half of 2022 as compared to the same period of 2021.  Days sales outstanding (DSO) increased to 58 days at December 31, 2022 from 54 days at December 31, 2021.  Inventories increased by $36.6 million from the December 31, 2021 level as raw material supply constraints hindered our ability, and our end customers' ability, to fully manufacture our respective finished goods.  Inventory turns, excluding R&D, were 2.6 times for the year ended December 31, 2022 as compared to 3.1 times for the year ended December 31, 2021.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 31.7% and 29.1% of the Company's total assets at December 31, 2022 and December 31, 2021, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 2.8 to 1 and 2.9 to 1 at December 31, 2022 and December 31, 2021, respectively.  At December 31, 2022 and 2021, $50.1 million and $42.0 million, respectively (or 71% and 68%, respectively), of cash and cash equivalents was held by foreign subsidiaries of the Company.  During 2022, the Company repatriated $13.0 million of funds from outside of the U.S., with minimal incremental tax liability.  We continue to analyze our global working capital and cash requirements and the potential tax liabilities attributable to further repatriation, and we have yet to make any further determination regarding repatriation of funds from outside the U.S. to fund the Company's U.S. operations in the future.  In the event these funds were needed for Bel's U.S. operations, the Company would be required to accrue and pay U.S. state taxes and any applicable foreign withholding taxes to repatriate these funds.

Future Cash Requirements

The Company expects foreseeable liquidity and capital resource requirements to be met through existing cash and cash equivalents and anticipated cash flows from operations, as well as borrowings available under its revolving credit facility, if needed.  The Company's material cash requirements arising in the normal course of business primarily include:

Debt Obligations and Interest Payments - The Company had $95.0 million outstanding under its revolving credit facility at December 31, 2022, as further described below and in Note 10, "Debt".  During January 2023, the Company borrowed an additional $5.0 million from the revolving credit facility to fund its large annual payments related to incentive compensation and insurance payments. There are no mandatory principal payments due on the credit facility borrowings during 2023.  The current balance of $100.0 million is due upon expiration of the credit facility on September 1, 2026.  Anticipated interest payments due amount to $19.5 million, of which $5.3 million is expected to be paid in 2023 based on our debt balance and interest rate in place at December 31, 2022.

Lease Obligations - The Company has operating leases for its facilities used for manufacturing, research and development, sales and administration.  There are also operating and finance leases related to manufacturing equipment, office equipment and vehicles.  As of December 31, 2022, the Company was contractually obligated to pay future operating lease payments of $25.1 million, of which $6.8 million is expected to be paid in 2023, and future financing lease obligations of $2.5 million, of which $0.6 million is expected to be paid in 2023.  See Note 17, "Leases" for further information.

Purchase Obligations - The Company submits purchase orders for raw materials to various vendors throughout the year for current production requirements, as well as forecasted requirements.  Certain of these purchase orders relate to special purpose material and, as such, the Company may incur penalties if an order is cancelled.  The Company had outstanding purchase orders related to raw materials in the amount of $113.4 million at December 31, 2022, of which $97.2 million is expected to be paid in 2023.  The Company also had outstanding purchase orders related to capital expenditures which totaled $7.8 million at December 31, 2022, of which $7.7 million is expected to be paid in 2023.

Pension Benefit Obligations - As further described in Note 14, "Retirement Fund and Profit Sharing Plan", the Company maintains a Supplemental Executive Retirement Plan ("SERP").  At December 31, 2022, estimated future obligations under the plan amounted to $18.2 million.  It is expected that the Company will pay $0.9 million in benefit payments in connection with the SERP during 2023.  Included in other assets at December 31, 2022 is the cash surrender value of company-owned life insurance and marketable securities held in a rabbi trust with an aggregate value of $14.0 million, which has been designated by the Company to be utilized to fund the Company's SERP obligations.

Dividends - The Company has historically paid quarterly dividends on its two classes of common stock, which amounted to $3.4 million in each of 2021 and 2022.  Consistent with the dividend rates declared in prior years, Bel's Board of Directors declared dividends on October 26, 2022 and again on February 22, 2023 on each of our two classes of common stock. These two quarterly payments will be made in the first half of 2023 in the total anticipated amount of $1.7 million.

Tax Payments - At December 31, 2022, we had liabilities for unrecognized tax benefits and related interest and penalties of $24.8 million, all of which is included in other liabilities on our consolidated balance sheet. At December 31, 2022, we cannot reasonably estimate the future period or periods of cash settlement of these liabilities. See Note 9, "Income Taxes," for further discussion.  Also included on our consolidated balance sheet at December 31, 2022 is $6.2 million of liabilities for transition tax associated with the 2017 U.S. tax reform, of which $2.0 million is expected to be paid in 2023.

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

At December 31, 2022, the Company had $95.0 million outstanding under its New Credit Agreement.  The unused credit available under the credit facility at December 31, 2022 was $ 80.0 million, of which we had the ability to borrow the full amount without violating our Leverage Ratio covenant based on the Company's existing consolidated EBITDA.  At December 31, 2022, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Fixed Charge Coverage Ratio.

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

Inventory Valuation

Inventories consist of raw materials and purchased components and are stated at the lower of cost and net realizable value. Material costs are principally determined by standard cost or the weighted moving average method, both of which approximate actual cost. The Company reduces the carrying value of its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value based on the aforementioned assumptions. Our reserve calculations are based on historical experience related to slow-moving inventory in addition to specific known concerns in the case of products going end-of-life or customer cancellations.  As of December 31, 2022 and 2021, the Company had reserves for excess or obsolete inventory of $14.5 million and $12.1 million, respectively.  With the recent increase in demand for our products coupled with higher raw material prices, our value of inventory on hand has increased by $33.1 million from December 31, 2021 to December 31, 2022.  In the event of a sudden decrease in demand for our products, or a higher incidence of inventory obsolescence, the Company could be required to increase its inventory reserve, which would have an unfavorable impact on our gross margin.

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

As indicated in Note 4, "Goodwill and Other Intangible Assets", the fair value of each of our three reporting units exceeded their respective carrying values by a large margin (ranging from 69% to 173%).  If market factors change and the discount rate utilized in the fair value calculation changes, it would result in a higher or lower fair value of our reporting units.  The discount rates utilized in our October 1, 2022 impairment test ranged from 12.5% to 17.0%.  An increase in the discount rate assumption of 50 basis points would have impacted the fair values of our reporting units, and would have reduced the excess of fair value over carrying value to a revised range of 60% to 166%.  Further, if we are unable to achieve the projected revenue growth rates or margins assumed in our projections, this would also impact the fair value of our reporting units.  If we change our reporting unit structure or other events and circumstances change (such as a sustained decrease in the price of our common stock, a decline in current market multiples, a significant adverse change in legal factors or business climates, an adverse action or assessment by a regulator, heightened competition, strategic decisions made in response to economic or competitive conditions or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of), we may be required to record impairment charges in future periods. Any impairment charges that we may take in the future could be material to our consolidated results of operations and consolidated financial condition.

The Company conducted its annual goodwill impairment test as of October 1, 2022, and no impairment was identified at that time.  Management has also concluded that the fair value of its goodwill exceeded the associated carrying value at December 31, 2022 and that no impairment exists as of that date. See Note 4, "Goodwill and Other Intangible Assets," for details of our goodwill balance and the goodwill review performed in 2022.  We will continue to monitor goodwill on an annual basis and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management's business strategy or significant declines in our stock price, indicate that there may be a potential indicator of impairment.

Indefinite-Lived Intangible Assets

The Company tests indefinite-lived intangible assets for impairment annually on October 1, or upon a triggering event, using a fair value approach, the relief-from-royalty method (a form of the income approach).  The Company conducted its annual impairment tests as of October 1, 2022 and 2021, and no impairment was identified at either testing date.  Management has also concluded that the fair value of its trademarks exceeds the associated carrying values at December 31, 2022 and that no impairment existed as of that date. At December 31, 2022, the Company's indefinite-lived intangible assets related solely to trademarks.

Pension Benefit Obligations

Net periodic benefit cost for the Company's SERP totaled $1.5 million in 2022 and $1.7 million in 2021.  Benefit plan information for financial reporting purposes is calculated using actuarial assumptions including a discount rate for plan benefit obligations.  The changes in net periodic benefit cost year over year are attributable to demographic changes within the plan, as well as any changes to the discount rate or the assumption around the future annual increases in compensation.  The discount rate utilized for the net periodic benefit cost was 2.75% at December 31, 2022 and 2.25% at December 31, 2021.  An increase/decrease in this 2022 discount rate assumption of 25 basis points would have decreased/increased the 2022 periodic benefit cost by less than $0.1 million.  The discount rate utilized for the pension benefit obligation was 5.00% at December 31, 2022 and 2.75% at December 31, 2021.  An increase/decrease in this 2022 discount rate assumption of 25 basis points would have reduced/increased the pension benefit obligation by $0.5 million at December 31, 2022.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Bel Fuse Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Bel Fuse Inc. (a New Jersey corporation) and subsidiaries (the “Company”) as of December 31, 2022, and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 10, 2023 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Goodwill – Connectivity Europe, Power Europe, and CUI reporting units

As described further in Notes 1 and 4 to the financial statements, the Company performed a quantitative goodwill impairment assessment as of October 1, 2022, the date of the annual impairment assessment, on three of its reporting units, Connectivity Europe, Power Europe, and CUI. These reporting units had goodwill balances totaling $23.8 million as of October 1, 2022. We identified the Company’s quantitative goodwill impairment assessment for the Connectivity Europe, Power Europe, and CUI reporting units as a critical audit matter.

The principal considerations for our determination that the quantitative goodwill impairment assessment is a critical audit matter are the significant management estimates and judgments related to forecasts of expected future cash flows used in the estimation of each reporting unit’s fair value. Management’s significant estimates and judgments include the determination of revenue growth rates, gross profit rates, operating expenses, projected long-term growth rates and discount rates. This required a high degree of auditor judgment and an increased extent of effort, including professionals with specialized skills and knowledge, in auditing these assumptions made by management.

Our audit procedures related to the quantitative goodwill impairment testing of the Connectivity Europe, Power Europe, and CUI reporting units included the following, among others:

●

We tested the design and operating effectiveness of controls relating to management’s quantitative goodwill impairment evaluation, including those over management’s forecasts of future revenues, gross profit rates, operating expenses, and long-term growth rates and the determination of the discount rate.

●	We evaluated management’s revenue growth rates, gross profit rates and operating expenses for consistency with relevant historical data, changes in the businesses, and external industry data.
●

With the assistance of our valuation professionals with specialized skills and knowledge, we evaluated the valuation methodologies utilized by management and performed sensitivity analyses on the future revenue, gross profit rates and operating expenses, long-term growth rates and discount rates used to evaluate the impact changes in these assumptions have on management’s conclusions.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Iselin, New Jersey

March 10, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Bel Fuse Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Bel Fuse Inc. (a New Jersey corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated March 10, 2023 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Iselin, New Jersey
March 10, 2023

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	December 31,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$70,266	$61,756
Accounts receivable, net of allowance for doubtful accounts of $1,552 and $1,536, at December 31, 2022 and 2021, respectively	107,274	87,135
Inventories	172,465	139,383
Unbilled receivables	18,244	28,275
Other current assets	13,159	12,467
Total current assets	381,408	329,016

Property, plant and equipment, net	36,833	38,210
Right-of-use assets	21,551	21,252
Intangible assets, net	54,111	60,995
Goodwill, net	25,099	26,651
Deferred income taxes	7,281	4,461
Other assets	34,183	31,261
Total assets	$560,466	$511,846

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$64,589	$65,960
Accrued expenses	50,873	34,453
Operating lease liability, current	5,870	6,880
Other current liabilities	14,972	4,719
Total current liabilities	136,304	112,012

Long-term liabilities:
Long-term debt	95,000	112,500
Operating lease liability, long-term	15,742	14,668
Liability for uncertain tax positions	24,798	28,434
Minimum pension obligation and unfunded pension liability	18,522	23,909
Deferred income taxes	1,257	1,487
Other long-term liabilities	6,497	10,093
Total liabilities	298,120	303,103

Commitments and contingencies (see Note 18)

Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,141,589 shares and 2,144,912 shares outstanding at December 31, 2022 and December 31, 2021, respectively (net of 1,072,769 restricted treasury shares)	214	214
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 10,642,760 shares and 10,377,102 shares outstanding at December 31, 2022 and December 31, 2021, respectively (net of 3,218,307 restricted treasury shares)	1,067	1,038
Treasury stock (unrestricted, consisting of 3,323 Class A shares and 17,342 Class B shares)	(349)	-
Additional paid-in capital	40,772	38,419
Retained earnings	237,188	187,935
Accumulated other comprehensive loss	(16,546)	(18,863)
Total stockholders' equity	262,346	208,743
Total liabilities and stockholders' equity	$560,466	$511,846

See accompanying notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021

Net sales	$654,233	$543,494
Cost of sales	470,780	409,111
Gross profit	183,453	134,383

Research and development costs	20,238	21,891
Selling, general and administrative expenses	92,342	86,612
Restructuring charges	7,322	1,201
Gain on sale of property	(1,596)	(6,578)
Income from operations	65,147	31,257

Interest expense	(3,379)	(3,542)
Other expense, net	(2,709)	(388)
Earnings before provision for income taxes	59,059	27,327

Provision for income taxes	6,370	2,506
Net earnings available to common shareholders	$52,689	$24,821

Net earnings per common share:
Class A common shares - basic and diluted	$4.01	$1.90
Class B common shares - basic and diluted	$4.24	$2.02

Weighted-average shares outstanding:
Class A common shares - basic and diluted	2,143	2,145
Class B common shares - basic and diluted	10,394	10,258

See accompanying notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2022	2021

Net earnings	$52,689	$24,821

Other comprehensive income (loss):
Currency translation adjustment, net of taxes of ($47) and ($334)	(8,196)	(1,769)
Unrealized gains (losses) on interest rate swap cash flow hedge, net of taxes of $0 in both periods	5,655	(116)
Unrealized holding (losses) gains on marketable securities arising during the period, net of taxes of $0 in both periods	(11)	10
Change in unfunded SERP liability, net of taxes of ($1,381) and ($875)	4,869	1,075
Other comprehensive income (loss):	2,317	(800)
Comprehensive income	$55,006	$24,021

See accompanying notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

			Accumulated
			Other	Class A	Class B		Additional
		Retained	Comprehensive	Common	Common	Treasury	Paid-In
	Total	Earnings	(Loss) Income	Stock	Stock	Stock	Capital

Balance at December 31, 2020	$185,799	$166,491	$(18,063)	$214	$1,021	$-	$36,136
Net earnings	24,821	24,821	-	-	-	-	-
Dividends declared:
Class A Common Stock, $0.24/share	(515)	(515)	-	-	-	-	-
Class B Common Stock, $0.28/share	(2,862)	(2,862)	-	-	-	-	-
Issuance of restricted common stock	-	-	-	-	21	-	(21)
Forfeiture of restricted common stock	-	-	-	-	(4)	-	4
Foreign currency translation adjustment, net of taxes of ($334)	(1,769)	-	(1,769)	-	-	-	-
Unrealized losses on interest rate swap cash flow hedge, net of taxes of $0	(116)	-	(116)	-	-	-	-
Unrealized holding gains on marketable securities, net of taxes of $0	10	-	10	-	-	-	-
Stock-based compensation expense	2,300	-	-	-	-	-	2,300
Change in unfunded SERP liability, net of taxes of ($875)	1,075	-	1,075	-	-	-	-
Balance at December 31, 2021	208,743	187,935	(18,863)	214	1,038	-	38,419

Net earnings	52,689	52,689	-	-	-	-	-
Dividends declared:
Class A Common Stock, $0.24/share	(514)	(514)	-	-	-	-	-
Class B Common Stock, $0.28/share	(2,922)	(2,922)	-	-	-	-	-
Issuance of restricted common stock	-	-	-	-	33	-	(33)
Forfeiture of restricted common stock	-	-	-	-	(4)	-	4
Repurchase of treasury stock	(349)					(349)
Foreign currency translation adjustment, net of taxes of ($47)	(8,196)	-	(8,196)	-	-	-	-
Unrealized gains on interest rate swap cash flow hedge, net of taxes of $0	5,655	-	5,655	-	-	-	-
Unrealized holding losses on marketable securities, net of taxes of $0	(11)	-	(11)	-	-	-	-
Stock-based compensation expense	2,382	-	-	-	-	-	2,382
Change in unfunded SERP liability, net of taxes of ($1,381)	4,869	-	4,869	-	-	-	-
Balance at December 31, 2022	$262,346	$237,188	$(16,546)	$214	$1,067	$(349)	$40,772

See accompanying notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2022	2021

Cash flows from operating activities:
Net earnings	$52,689	$24,821
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,863	16,861
Stock-based compensation	2,382	2,300
Amortization of deferred financing costs	34	1,302
Deferred income taxes	(4,594)	441
Unrealized (gains) losses on foreign currency revaluation	(278)	44
Gain on sale of property, plant and equipment	(1,596)	(6,440)
Other, net	1,195	1,276
Changes in operating assets and liabilities:
Accounts receivable	(20,702)	(12,982)
Unbilled receivables	10,031	(14,140)
Inventories	(36,592)	(34,005)
Other current assets	(1,210)	(2,240)
Other assets	7,000	(1,182)
Accounts payable	1,522	23,961
Accrued expenses	10,933	4,684
Accrued restructuring costs	6,784	(119)
Other liabilities	(4,162)	1,560
Income taxes payable	1,958	(1,510)
Net cash provided by operating activities	40,257	4,632

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,832)	(9,397)
Payment for acquisitions, net of cash acquired	-	(16,811)
Proceeds from disposal/sale of property, plant and equipment	1,833	7,330
Net cash used in investing activities	(6,999)	(18,878)

(continued)

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Year Ended December 31,
	2022	2021

Cash flows from financing activities:
Dividends paid to common shareholders	(3,413)	(3,379)
Purchase of treasury stock	(349)	-
Deferred financing costs	-	(675)
Borrowings under revolving credit line	-	115,000
Repayments under revolving credit line	(17,500)	(14,500)
Repayments of long-term debt	-	(104,846)
Net cash used in financing activities	(21,262)	(8,400)
Effect of exchange rate changes on cash	(3,486)	(537)

Net increase (decrease) in cash and cash equivalents	8,510	(23,183)

Cash and cash equivalents - beginning of year	61,756	84,939

Cash and cash equivalents - end of year	$70,266	$61,756

Supplemental cash flow information:

Cash paid during the year for:
Income taxes, net of refunds received	$14,618	$2,872
Interest payments	$3,371	$2,140

Details of acquisitions:
Fair value of identifiable net assets acquired	$-	$18,215
Goodwill	-	2,499
Fair value of net assets acquired	$-	$20,714

Fair value of consideration transferred	$-	$20,714
Less: Cash acquired in acquisitions	-	(3,903)
Cash paid for acquisitions, net of cash acquired	$-	$16,811

See accompanying notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED December 31, 2022 and 2021

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bel Fuse Inc. and subsidiaries ("Bel," the "Company," "we," "us," and "our") design, manufacture and market a broad array of products that power, protect and connect electronic circuits. These products are used in the networking, telecommunications, computing, general industrial, high-speed data transmission, military, commercial aerospace, transportation and eMobility industries around the world.  We manage our operations by product group through our reportable operating segments, Connectivity Solutions, Power Solutions and Protection and Magnetic Solutions, in addition to a Corporate segment.

All amounts included in the tables to these notes to consolidated financial statements, except per share amounts, are in thousands.

Principles of Consolidation - The consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

Certain amounts in the consolidated financial statements as of and for the year ended December 31, 2021 have been reclassified to conform to current year presentation for comparative purposes.

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

Effects of Foreign Currency – In non-U.S. locations that are not considered highly inflationary, we translate the non-equity components of our foreign balance sheets at the end of period exchange rates with translation adjustments accumulated within stockholders' equity on our consolidated balance sheets. We translate the statements of operations at the average exchange rates during the applicable period.  In connection with foreign currency denominated transactions, including multi-currency intercompany payable and receivable transactions and loans, the Company incurred a net realized and unrealized currency exchange gain of $0.3 million for the year ended December 31, 2022 and a loss of less than $0.1 million for the year ended  December 31, 2021, which were included in other expense, net on the consolidated statements of operations.

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

Inventories - Inventories are stated at the lower of cost or net realizable value.  Material costs are determined by standard costs or weighted average cost, both of which approximate actual costs. Costs related to inventories include raw materials, direct labor and manufacturing overhead which are included in cost of sales on the consolidated statements of operations.

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

Goodwill and Identifiable Intangible Assets – Goodwill represents the excess of the aggregate of the following: (1) consideration transferred, (2) the fair value of any noncontrolling interest in the acquiree and, (3) if the business combination is achieved in stages, the acquisition-date fair value of our previously held equity interest in the acquiree over the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed.

Identifiable intangible assets consist primarily of patents, licenses, trademarks, trade names, customer lists and relationships, non-compete agreements and technology-based intangibles and other contractual agreements. We amortize finite-lived identifiable intangible assets over the shorter of their stated or statutory duration or their estimated useful lives, ranging from 1 to 16 years, on a straight-line basis to their estimated residual values and periodically review them for impairment. Total identifiable intangible assets comprise 9.7% and 11.9% at December 31, 2022 and 2021, respectively, of our consolidated total assets.

We use the acquisition method of accounting for those business combinations in which we acquire 100% of the equity. We do not amortize goodwill or intangible assets with indefinite useful lives. Goodwill and intangible assets with indefinite useful lives are tested for possible impairment annually during the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired.

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

Depreciation - Property, plant and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are calculated primarily using the straight-line method over the estimated useful life of the asset.  The estimated useful lives primarily range from 1 to 33 years for buildings and leasehold improvements, and from 3 to 14 years for machinery and equipment.

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

The Company records all derivatives as assets or liabilities on our consolidated balance sheets at their fair values. Gains and losses from the changes in values of these derivatives are accounted for based on the use of the derivative and whether it qualifies for hedge accounting. The Company's interest rate swaps and foreign currency forward contracts related to the Chinese renminbi (both further described in Note 12, "Derivative Instruments and Hedging Activities") have been designated as cash flow hedges and as such, gains/losses are recorded in accumulated other comprehensive income until such time the hedged item affects earnings.

The counterparties to our derivative financial instruments consist of several major international financial institutions. We regularly monitor the financial strength of these institutions. While the counterparties to these contracts expose us to the potential risk of credit-related losses in the event of a counterparty’s non-performance, the risk would be limited to the unrealized gains on such affected contracts.

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

Earnings per Share – We utilize the two-class method to report our earnings per share.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings.  The Company's Certificate of Incorporation, as amended, states that Class B common shares are entitled to dividends at least 5% greater than dividends paid to Class A common shares, resulting in the two-class method of computing earnings per share.  In computing earnings per share, the Company has allocated dividends declared to Class A and Class B shares based on amounts actually declared for each class of stock and 5% more of the undistributed earnings have been allocated to Class B shares than to the Class A shares on a per share basis.  Basic earnings per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share, for each class of common stock, are computed by dividing net earnings by the weighted-average number of common shares and potential common shares outstanding during the period. There were no potential common shares outstanding during the years ended  December 31, 2022 and 2021 which would have had a dilutive effect on earnings per share.

The earnings and weighted average shares outstanding used in the computation of basic and diluted earnings per share are as follows:

	Year Ended December 31,
	2022	2021
Numerator:
Net earnings	$52,689	$24,821
Less dividends declared:
Class A	514	515
Class B	2,922	2,862
Undistributed earnings	$49,253	$21,444

Undistributed earnings allocation:
Class A undistributed earnings	$8,084	$3,561
Class B undistributed earnings	41,169	17,883
Total undistributed earnings	$49,253	$21,444

Net earnings allocation:
Class A net earnings	$8,598	$4,076
Class B net earnings	44,091	20,745
Net earnings	$52,689	$24,821

Denominator:
Weighted average shares outstanding:
Class A	2,143	2,145
Class B	10,394	10,258

Net earnings per share:
Class A	$4.01	$1.90
Class B	$4.24	$2.02

Research and Development ("R&D") - Our engineering groups are strategically located around the world to facilitate communication with and access to customers' engineering personnel. This collaborative approach enables partnerships with customers for technical development efforts. On occasion, we execute non-disclosure agreements with our customers to help develop proprietary, next generation products destined for rapid deployment.  R&D costs are expensed as incurred, and are shown as a separate line within operating expenses on the consolidated statements of operations. Generally, R&D is performed internally for the benefit of the Company. R&D costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. R&D expenses for the years ended  December 31, 2022 and 2021 amounted to $20.2 million and $21.9 million, respectively.

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

Recently Issued Accounting Standards

Recently Adopted Accounting Standards

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU 2018-14").  This guidance removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures.  The Company adopted amendments in ASU 2018-14 on a retrospective basis effective January 1, 2021.  The adoption of this guidance modified the Company's annual disclosures for its defined benefit plan, but did not have a material impact on the Company's consolidated financial statements.

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

Accounting Standards Issued But Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), as amended.  The new guidance broadens the information that an entity must consider in developing its expected credit loss estimates related to its financial instruments and adds to U.S. GAAP an impairment model that is based on expected losses rather than incurred losses.  The amendment is currently effective for the Company for annual reporting periods beginning after December 15, 2022, with early adoption permitted.  Management is currently assessing the impact of ASU 2016-13, but it is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides temporary optional guidance on contract modifications and hedging accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates. In January 2021, the FASB issued ASU 2021-01, which refined the scope of Topic 848 and clarified some of its guidance as part of the FASB’s monitoring of global reference rate activities. This updated guidance was effective upon issuance, and the Company was initially allowed to elect to apply the amendments prospectively through December 31, 2022.  In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848, which extends the date by which companies could elect to apply the amendments to December 31, 2024. During January 2023, the Company amended its credit agreement and related interest rate swap agreements to transition the reference rate from LIBOR to a Secured Overnight Financing Rate ("SOFR") effective January 31, 2023. In connection with these amendments, the Company will be adopting ASU 2020-04 in the first quarter of 2023 and will be electing to apply the relevant practical expedients within the guidance. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

The acquisitions of rms Connectors and EOS may hereafter be referred to collectively as either the "2021 Acquisitions" or the "2021 Acquired Companies".  As of the respective acquisition dates, all of the assets acquired and liabilities assumed were recorded at their fair values and the Company's consolidated results of operations for the year ended December 31, 2021 include the operating results of the 2021 Acquired Companies from their respective acquisition dates through December 31, 2021. During the year ended December 31, 2021, the Company incurred $0.5 million of acquisition-related costs related to the 2021 Acquisitions.  No acquisition-related costs were incurred during 2022.  These costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

The following unaudited pro forma consolidated results of operations assume that the acquisition of the 2021 Acquired Companies was completed as of January 1, 2021:

	Year Ended
	December 31,
	2022	2021
Revenue, net	$654,233	$546,516
Net earnings	52,689	25,051
Earnings per Class A common share - basic and diluted	4.01	1.92
Earnings per Class B common share - basic and diluted	4.24	2.04

3.	REVENUE

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

Significant Payment Terms

Contracts with customers indicate the general terms and conditions in which business will be conducted for a set period of time.  Individual purchase orders state the description, quantity and price of each product purchased.  Payment for products sold under direct contracts with customers or contracts with distributors is typically due in full within 30-90 days from the transfer of title to the customer.  Payment for products sold under our customer-designated hub arrangements is typically due within 60 days of the customer pulling the product from the hub.  Payment due related to our licensing agreements is generally within 30 days of receiving the licensee sales data, which is either on a quarterly or annual basis.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by geographic region and sales channel, and includes a reconciliation of the disaggregated revenue to our reportable segments:

	Year Ended December 31, 2022
	Connectivity	Power Solutions	Magnetic
	Solutions	and Protection	Solutions	Consolidated

By Geographic Region:
North America	$141,585	$217,381	$50,234	$409,200
Europe	35,596	42,121	10,903	88,620
Asia	9,904	28,864	117,645	156,413
	$187,085	$288,366	$178,782	$654,233

By Sales Channel:
Direct to customer	$112,128	$186,439	$135,247	$433,814
Through distribution	74,957	101,927	43,535	220,419
	$187,085	$288,366	$178,782	$654,233

	Year Ended December 31, 2021
	Connectivity	Power Solutions	Magnetic
	Solutions	and Protection	Solutions	Consolidated

By Geographic Region:
North America	$126,303	$152,799	$38,335	$317,437
Europe	30,241	38,068	8,252	76,561
Asia	8,483	27,168	113,845	149,496
	$165,027	$218,035	$160,432	$543,494

By Sales Channel:
Direct to customer	$99,221	$134,635	$131,300	$365,156
Through distribution	65,806	83,400	29,132	178,338
	$165,027	$218,035	$160,432	$543,494

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

The balances of the Company's contract assets and contract liabilities at  December 31, 2022 and December 31, 2021 are as follows:

	December 31,	December 31,
	2022	2021

Contract assets - current (unbilled receivables)	$18,244	$28,275
Contract liabilities - current (deferred revenue)	$8,847	$2,224

The change in balance of our unbilled receivables from December 31, 2021 to  December 31, 2022 primarily relates to a timing difference between the Company's performance (i.e. when our product is shipped to a customer-controlled hub) and the point at which the Company can invoice the customer per the terms of the customer contract (i.e. when the customer pulls our product from the customer-controlled hub).  The deferred revenue balance is included within other current liabilities on the accompanying balance sheets.

A tabular presentation of the activity within the deferred revenue account for the year ended  December 31, 2022 is presented below:

Year Ended
December 31, 2022
Balance, January 1	$2,224
New advance payments received	10,624
Recognized as revenue during period	(3,944)
Other adjustments	5
Currency translation	(62)
Balance, December 31	$8,847

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price and related acquisition costs over the fair value assigned to the net tangible and other intangible assets acquired in a business acquisition.  At December 31, 2022 and 2021, the Company's reportable operating segments were as follows:

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

The changes in the carrying value of goodwill classified by our segment reporting structure for the year ended  December 31, 2022 are as noted in the table below.

	Total	Connectivity Solutions	Power Solutions & Protection	Magnetic Solutions
Balance at January 1, 2022:
Goodwill, gross	$26,651	$7,735	$18,916	$-
Goodwill, net	$26,651	$7,735	$18,916	$-

Goodwill allocation related to acquisition	-	-	-	-
Foreign currency translation	(1,552)	(788)	(764)	-

Balance at December 31, 2022:
Goodwill, gross	$25,099	$6,947	$18,152	$-
Goodwill, net	$25,099	$6,947	$18,152	$-

The Company has accumulated impairment charges totaling $137.5 million, which were incurred under a former segment and reporting unit structure which was in place prior to October 1, 2019.

As discussed in Note 5, Fair Value Measurements, goodwill is reviewed for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.  In testing goodwill for impairment, we may perform both a qualitative assessment and quantitative assessment. For the qualitative test, the assessment is based on a review of general macroeconomic conditions, industry and market conditions, changes in cost factors, overall financial performance (both actual and expected performance) and other reporting unit-specific events such as significant changes in management, customers, litigation or a change in the carrying amount of net assets. If it is determined that a potential impairment may exist, we would proceed with a quantitative assessment. In cases where we elect to perform a quantitative assessment, we estimate the fair value of these reporting units using a weighting of fair values derived from income and market approaches. Under the income approach, we determine the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit.

2022 Annual Impairment Test

The Company performed a qualitative assessment as of October 1, 2022 related to its EOS reporting unit, as the estimated fair value of this reporting unit significantly exceeded the carrying amount based on our baseline quantitative assessment, which was performed as of March 31, 2021. Our qualitative assessment determined that indicators that the fair value of this reporting unit was less than the carrying amount were not present.

On October 1, 2022, the Company completed a quantitative assessment of our annual goodwill impairment test for three of our reporting units.  We concluded that the fair value of the Company's Connectivity Europe, Power Europe and CUI reporting units exceeded the carrying value and that there was no indication of impairment.

The excess of estimated fair values over carrying value, including goodwill for each of our reporting units that had goodwill as of the 2022 annual impairment test were as follows:

Reporting Unit	% by Which Estimated Fair Value Exceeds Carrying Value
Connectivity Europe	69.0%
Power Europe	84.4%
CUI	172.9%

2021 Impairment Tests

On October 1, 2021, the Company completed a quantitative assessment of our annual goodwill impairment test for our reporting units.  We concluded that the fair value of the Company's Connectivity Europe, Power Europe and CUI reporting units (the only reporting units with goodwill other than the 2021 acquisitions) exceeded the carrying value and that there was no indication of impairment.

As noted above, the fair value determined in connection with the goodwill impairment test completed in the fourth quarter of 2022 exceeded the carrying value for each reporting unit.  Therefore, there was no impairment of goodwill. However, if the fair value decreases in future periods, the Company may need to complete an interim goodwill impairment test and any potential goodwill impairment charge would be dependent upon the estimated fair value of the reporting unit at that time and the outcome of the impairment test. The fair values of the assets and liabilities of the reporting unit, including the intangible assets, could vary depending on various factors.

The future occurrence of a potential indicator of impairment, such as a decrease in expected net earnings, adverse equity market conditions, a decline in current market multiples, a sustained decrease in the price of our common stock, a significant adverse change in legal factors or business climates, an adverse action or assessment by a regulator, unanticipated competition, strategic decisions made in response to economic or competitive conditions, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could require an interim assessment for some or all of the reporting units before the next required annual assessment. In the event of significant adverse changes of the nature described above, it may be necessary for us to recognize an additional non-cash impairment of goodwill, which could have a material adverse effect on our consolidated financial condition and consolidated results of operations.

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

The Company tests indefinite-lived intangible assets for impairment using a fair value approach, the relief-from-royalty method (a form of the income approach).  At December 31, 2022, the Company's indefinite-lived intangible assets related to the trademarks acquired in the CUI, Power Solutions, Connectivity Solutions, Cinch and Fibreco acquisitions.

The components of definite and indefinite-lived intangible assets are as follows:

	December 31, 2022			December 31, 2021
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Patents, licenses and technology	$38,607	$30,156	$8,451	$38,957	$28,353	$10,604
Customer relationships	56,917	28,096	28,821	58,008	24,766	33,242
Non-compete agreements	2,662	2,662	-	2,711	2,711	-
Trademarks	16,999	160	16,839	17,189	40	17,149

	$115,185	$61,074	$54,111	$116,865	$55,870	$60,995

Amortization expense was $6.0 million and $7.1 million during each of 2022 and 2021, respectively.

Estimated amortization expense for intangible assets for the next five years is as follows:

December 31,	Amortization Expense

2023	$4,637
2024	4,557
2025	4,557
2026	4,432
2027	4,432

2022 and 2021 Impairment Tests

The Company completed its annual indefinite-lived intangible assets impairment test as of October 1, 2022 and October 1, 2021.  Management has concluded that the fair value of these trademarks exceeded the related carrying values at both  December 31, 2022 and December 31, 2021, with no indication of impairment at either date.

5.	FAIR VALUE MEASUREMENTS

As of December 31, 2022 and 2021, our available-for-sale securities primarily consisted of investments held in a rabbi trust which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations.  These securities are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs and amounted to $0.1 million at December 31, 2022 and $0.3 million at December 31, 2021.

Throughout 2021 and 2022, the Company entered into a series of foreign currency forward contracts, the fair value of which was $0.4 million at  December 31, 2022 and less than $0.1 million at December 31, 2021.  The estimated fair value of foreign currency forward contracts is based on quotes received from the applicable counterparty, and represents the estimated amount we would receive or pay to settle the contracts, taking into consideration current exchange rates which can be validated through readily observable data from external sources (Level 2).

During the fourth quarter of 2021, the Company entered into two interest rate swap agreements as further described in Note 12, "Derivative Instruments and Hedging Activities".  The fair value of the interest rate swap agreements was $5.5 million and $0.1 million at December 31, 2022 and 2021, respectively, which was based on data received from the counterparty, and represents the estimated amount we would receive or pay to settle the agreements, taking into consideration current and projected future interest rates as well as the creditworthiness of the parties, all of which can be validated through readily observable data from external sources.

The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during 2022 or 2021.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during 2022.

There were no financial assets accounted for at fair value on a nonrecurring basis as of  December 31, 2022 or  December 31, 2021.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The fair value of the Company’s long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities.  At December 31, 2022 and 2021, the estimated fair value of total debt was $95.0 million and $112.5 million, respectively, compared to a carrying amount of $95.0 million and $112.5 million, respectively.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of December 31, 2022.

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

At December 31, 2022 and 2021, the Company had obligations of $18.2 million and $23.6 million, respectively, associated with its SERP.  As a means of informally funding these obligations, the Company has invested in life insurance policies related to certain employees and marketable securities held in a rabbi trust.  At December 31, 2022 and 2021, these assets had a combined value of $14.0 million and $16.4 million, respectively.

Company-Owned Life Insurance

Investments in company-owned life insurance policies ("COLI") were made with the intention of utilizing them as a long-term funding source for the Company's SERP obligations.  However, the cash surrender value of the COLI does not represent a committed funding source for these obligations.  Any proceeds from these policies are subject to claims from creditors.  The cash surrender value of the COLI of $13.9 million and $16.1 million at December 31, 2022 and 2021, respectively, is included in other assets in the accompanying consolidated balance sheets. The volatility in global equity markets in recent years has also had an effect on the cash surrender value of the COLI policies.  The Company recorded income (expense) to account for the (decrease) increase in cash surrender value in the amount of ($2.2) million and $1.3 million during the years ended December 31, 2022 and 2021, respectively.  These fluctuations are classified as other income (expense), net on the consolidated statements of operations for all periods presented.  This classification is consistent with the costs associated with the long-term employee benefit obligations that the COLI is intended to fund.

Other Investments

At December 31, 2022 and 2021, the Company held, in the aforementioned rabbi trust, available-for-sale investments at a cost of $0.1 million and $0.3 million, respectively. Together with the COLI described above, these investments are intended to fund the Company's SERP obligations and are classified as other assets in the accompanying consolidated balance sheets.   The Company monitors these investments for impairment on an ongoing basis.  At December 31, 2022 and 2021, the fair market value of these investments was $0.1 million and $0.3 million, respectively.

7.	INVENTORIES

The components of inventories are as follows:

	December 31,
	2022	2021
Raw materials	$74,572	$67,127
Work in progress	44,397	31,103
Finished goods	53,496	41,153
Inventories	$172,465	$139,383

8.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	December 31,
	2022	2021
Land	$1,098	$1,105
Buildings and improvements	21,529	20,915
Machinery and equipment	118,358	120,961
Construction in progress	4,239	5,081
	145,224	148,062
Accumulated depreciation	(108,391)	(109,852)
Property, plant and equipment, net	$36,833	$38,210

Depreciation expense for the years ended  December 31, 2022 and 2021 was $8.9 million and $9.7 million, respectively.  At December 31, 2022 and December 31, 2021, a total of $1.5 million and $1.6 million, respectively, of property was classified as assets held for sale on the accompanying consolidated balance sheet related to our corporate headquarters in Jersey City, New Jersey.

9.	INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2019 and for state examinations before 2016.   Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2012 in Asia and generally 2014 in Europe.

At December 31, 2022 and 2021, the Company has approximately $24.8 million and $28.4 million, respectively, of liabilities for uncertain tax positions. These amounts, if recognized, would reduce the Company’s effective tax rate.  As of December 31, 2022, approximately $5.6 million of the Company’s liabilities for uncertain tax positions are expected to be resolved during the next twelve months by way of expiration of the related statute of limitations.

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions, including the portion included in income taxes payable, is as follows:

	Year Ended December 31,
	2022	2021
Liability for uncertain tax positions - January 1	$28,434	$28,516
Additions based on tax positions related to the current year	1,284	2,054
Translation adjustment	(1,121)	331
Settlement/expiration of statutes of limitations	(3,799)	(2,467)
Liability for uncertain tax positions - December 31	$24,798	$28,434

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes.  During the years ended December 31, 2022 and 2021, the Company recognized $0.6 million and $0.7 million, respectively, in interest and penalties in the consolidated statements of operations.  During the years ended December 31, 2022 and 2021, the Company recognized a benefit of $1.6 million and $1.0 million, respectively, for the reversal of such interest and penalties, relating to the expiration of statues of limitations and settlement of the acquired liability for uncertain tax positions, respectively.  The Company has approximately $4.0 million and $5.0 million accrued for the payment of interest and penalties at December 31, 2022 and 2021, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the consolidated balance sheets.

The Company’s total earnings before provision for income taxes included losses from domestic operations of $14.2 million and $7.3 million for 2022 and 2021, respectively, and earnings before provision for income taxes from foreign operations of $44.8 million and $20.0 million for 2022 and 2021, respectively.

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2022	2021
Current:
Federal	$9,175	$520
State	787	126
Foreign	1,002	1,419
	10,964	2,065
Deferred:
Federal	(4,064)	863
State	(255)	(54)
Foreign	(275)	(368)
	(4,594)	441

	$6,370	$2,506

A reconciliation of taxes on income computed at the U.S. federal statutory rate to amounts provided is as follows:

	Year Ended December 31,
	2022		2021
	$	%	$	%
Tax provision computed at the federal statutory rate	$12,402	21%	$5,739	21%
(Decrease) increase in taxes resulting from:
Different tax rates applicable to foreign operations	(1,677)	(3%)	(1,641)	(6%)
Reversal of liability for uncertain tax positions - net	(2,515)	(4%)	(413)	(2%)
Research and experimentation and foreign tax credits	(139)	(0%)	343	1%
State taxes, net of federal benefit	292	0%	42	0%
SERP/COLI and restricted stock income	733	1%	(172)	(1%)
Other, net	(2,726)	(5%)	(1,392)	(5%)
Tax provision computed at the Company's effective tax rate	$6,370	11%	$2,506	9%

As of December 31, 2022, the Company has $24.1 million of deferred tax assets, which the Company evaluates for utilization on an annual basis. The Company has gross federal, state and foreign net operating losses (“NOL”) of $15.1 million which amount to $3.3 million of deferred tax assets.  In addition, the Company has $1.3 million of credit carryforwards and acquired deferred tax assets of $0.9 million. The Company believes that it is more likely than not that the benefit arising from certain NOL, credit carryforwards and acquisition assets will not be realized.  In recognition of this risk, the Company has provided a valuation allowance of $4.0 million on these deferred tax assets. The federal and certain foreign NOL's can be carried forward indefinitely, the state and certain foreign NOL's expire at various times during 2026 – 2041 and the tax credit carryforwards expire at various times during 2029 - 2041.

Management has no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiaries as of December 31, 2022. Applicable income and dividend withholding taxes of $0.2 million have been reflected in the accompanying consolidated statements of operations for the year ended December 31, 2022. Due to the practicality of determining the deferred taxes on outside basis differences in our investments in our foreign subsidiaries, we have not provided for deferred taxes on outside basis differences and deemed that these basis differences will be indefinitely reinvested.

Components of deferred income tax assets and liabilities are as follows:

	December 31,
	2022	2021
	Tax Effect	Tax Effect

Deferred tax assets:
State tax credits	$571	$812
(Decrease) increase in unfunded pension liability	(416)	965
Reserves and accruals	4,947	4,124
Federal, state and foreign net operating loss and credit carryforwards	4,316	7,586
Depreciation	437	488
Amortization	2,968	130
Lease accounting	4,816	4,592
Other accruals	6,486	6,364
Total deferred tax assets	24,125	25,061
Deferred tax liabilities:
Depreciation	2,227	2,450
Amortization	6,178	6,483
Lease accounting	4,889	4,522
Other accruals	780	573
Total deferred tax liabilities	14,074	14,028
Valuation allowance	4,027	8,059
Net deferred tax assets	$6,024	$2,974

The Company continues to monitor proposed legislation affecting the taxation of transfers of U.S. intangible property and other potential tax law changes.

10.	DEBT

At December 31, 2022 and 2021, outstanding borrowings under the revolver amounted to $95.0 million and $112.5 million, respectively. The unused credit available under the credit facility was $80.0 million at  December 31, 2022 and $62.5 million at December 31, 2021.  The Company incurred $3.4 million and $3.5 million of interest expense during the years ended December 31, 2022 and 2021, respectively, in connection with interest due on its outstanding borrowings under the below-described credit agreements during each period, the effects of the 2021 Swaps and amortization of deferred financing costs. The interest expense for the year ended December 31, 2021 also included $0.8 million of deferred financing costs amortized in connection with the extinguishment of debt under the Prior Credit Agreement (as defined below) as further described under "2021 Refinancing" below.

The interest rate in effect at  December 31, 2022 was 5.51%, which consisted of LIBOR of 4.38% plus the Company's margin of 1.125%.  The interest rate in effect at  December 31, 2021 was 1.60%, which consisted of LIBOR of 0.10% plus the Company's margin of 1.50%.  In order to manage our interest rate exposure on our borrowings, and as further described in Note 12, "Derivative Instruments and Hedging Activities", the Company is party to the 2021 Swaps, each with an aggregate notional amount of $30 million, or $60 million in the aggregate, the effect of which is to fix the LIBOR portion of the interest rate on a portion of our outstanding debt on our Revolver. The 2021 Swaps require the Company to pay interest on the notional amount at the rate of 1.3055% and 1.3180%, respectively, in exchange for the one-month LIBOR rate. The effective rate of interest for our outstanding borrowings, including the impact of the 2021 Swaps, was 3.57% and 1.60%, respectively, during the years ended December 31, 2022 and 2021.

Prior Credit Agreement

Prior to September 2, 2021, the Company's credit agreement in effect included a Term Loan of $125.0 million and an available Revolver of $75.0 million. The borrowings under the Prior Credit Agreement bore interest at a rate equal to, at the Company's option, either (1) LIBOR, plus a margin ranging from 1.375% per annum to 2.75% per annum depending on the Company's leverage ratio, or (2)(a) an "Alternate Base Rate," which was the highest of (i) the federal funds rate plus 0.50%, (ii) KeyBank's prime rate and (iii) the LIBOR rate with a maturity of one month plus 1.00%, plus (b) a margin ranging from 0.375% per annum to 1.75% per annum, depending on the Company's leverage ratio. The Prior Credit Agreement was due to expire on December 11, 2022.

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

The borrowings under the New Credit Agreement bear interest, generally payable quarterly, at a rate equal to, at the Company's option, either (1) LIBOR, plus a margin ranging from 1.125% per annum to 2.125% per annum depending on the Company’s leverage ratio, or (2)(a) an alternate “Base Rate,” which is the highest of (i) KeyBank’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the LIBOR rate with a maturity of one month plus 1%, plus (b) a margin ranging from 0.125% per annum to 1.125% per annum, depending on the Company’s leverage ratio.  Additionally, the New Credit agreement contains standard provisions and procedures for transition to a benchmark other than the Eurodollar Rate to determine the applicable interest rate (including reference to the secured overnight financing rate (SOFR) published by the Federal Reserve Bank of New York), with provisions applying that alternate benchmark where applicable following the replacement of LIBOR.  Pursuant to the terms of the New Credit Agreement, the Company has agreed to pay to KeyBank, as administrative agent for the ratable account of the revolving lenders in consideration for their commitments in respect of the New Revolver, a commitment fee due quarterly in arrears and calculated based on the average unused amount of the facility (exclusive of swing line exposure), at a rate ranging from 0.2% per annum to 0.3% per annum, depending on the Company’s leverage ratio. On January 12, 2023, the Company amended its New Credit Agreement for the purpose of transitioning its reference rate related to interest from LIBOR to SOFR.

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

The Company recorded $0.7 million of deferred financing costs associated with the New Credit Agreement, which are included in other current assets and other assets on the accompanying consolidated balance sheet at December 31, 2021 and are being amortized to interest expense over the five-year term of the New Credit Agreement.

At December 31, 2022, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Fixed Charge Coverage Ratio.

Interest Rate Swaps

In December 2021, the Company purchased two interest rate swaps (the "2021 Swaps"), each with an aggregate notional amount of $30 million, or $60 million in the aggregate, the effect of which is to fix the LIBOR portion of the interest rate on a portion of our outstanding debt on our New Revolver. The 2021 Swaps were effective December 31, 2021 and continue through August 31, 2026, the original termination date of the New Credit Agreement. The 2021 Swaps require the Company to pay interest on the notional amount at the rate of 1.3055% and 1.3180%, respectively, in exchange for the one-month LIBOR rate. See Note 12, "Derivative Instruments and Hedging Activities" for further information on these interest rate derivative instruments entered into in connection with the New Credit Agreement. In connection with the above-noted related change to its credit agreement, on January 18, 2023, the Company amended its two interest rate swap agreements to transition the related reference rates in these agreements from LIBOR to SOFR, effective January 31, 2023.

Scheduled principal payments of the total debt outstanding at  December 31, 2022 are as follows (in thousands):

2023	$-
2024	-
2025	-
2026	95,000
2027	-
Total long-term debt	95,000
Less: Current maturities of long-term debt	-
Noncurrent portion of long-term debt	$95,000

11.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2022	2021
Salaries, bonuses and related benefits	$27,422	$21,342
Deferred revenue	8,847	2,224
Accrued restructuring costs	6,796	9
Sales commissions	2,521	2,049
Subcontracting labor	1,875	1,622
Warranty accrual	1,287	1,056
Other	2,125	6,151
	$50,873	$34,453

The change in warranty accrual during 2022 primarily related to repair costs incurred and adjustments to pre-existing warranties.  There were no new material warranty charges incurred during 2022.

Restructuring Activities:

Activity and liability balances related to restructuring costs for the year ended December 31, 2022 are as follows:

		Year Ended
		December 31, 2022
	Liability at		Cash Payments	Liability at
	December 31,	New	and Other	December 31,
	2021	Charges	Settlements	2022
Severance costs	$9	$3,916	$(535)	$3,390
Other restructuring costs	-	3,406	-	3,406
Total	$9	$7,322	$(535)	$6,796

12.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

We held outstanding foreign currency forward contracts with notional amounts of $25.7 million and $17.1 million as of December 31, 2022 and 2021, respectively.  The Company's foreign currency forward contracts related to the Chinese renminbi are designated as cash flow hedges for accounting purposes and as such, changes in their fair value are recognized in accumulated other comprehensive income (loss) in the consolidated balance sheet and are reclassified into the statement of operations within cost of goods sold in the period in which the hedged transaction affects earnings.

Interest Rate Swap Agreements

To partially mitigate risks associated with the variable interest rates on the revolver borrowings under the New Credit Agreement, in November 2021, we executed a pay-fixed, receive-variable interest rate swap agreement with each of two multinational financial institutions under which we (i) pay interest at a fixed rate of 1.3055% and receive variable interest of one-month LIBOR on a notional amount of $30.0 million and (ii) pay interest at a fixed rate of 1.3180% and receive variable interest of one-month LIBOR on a notional amount of $30.0 million (the “2021 Swaps”).  The effective date of the 2021 Swaps was December 31, 2021, and settlements with the counterparties began on January 31, 2022 and occur on a monthly basis. The 2021 Swaps swill terminate on August 31, 2026. In January 2023, and in connection with related changes to its credit agreement, the Company amended its two interest rate swap agreements to transition the related reference rates in these agreements from LIBOR to SOFR, effective January 31, 2023.

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

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our consolidated balance sheets as of December 31, 2022 were as follows:

	Balance Sheet Classification	December 31, 2022	December 31, 2021
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Other current assets	$359	$57
Interest rate swap agreements:
Designated as a cash flow hedge	Other assets	5,539	-
Total derivative assets		$5,898	$57

Derivative liabilities:
Foreign currency forward contracts:
Not designated as hedging instruments	Other current liabilities	$-	$19
Interest rate swap agreements:
Designated as a cash flow hedge	Other long-term liabilities	-	116
Total derivative liabilities		$-	$135

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the consolidated statements of operations for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021
Net (losses) gains recognized in AOCL:
Foreign currency forward contracts	$(119)	$57
Interest rate swap agreements	5,886	(116)
	$5,767	$(59)

Net (losses) gains reclassified from AOCL to the consolidated statement of operations:
Foreign currency forward contracts	$(805)	$-
Interest rate swap agreements	230	-
	$(575)	$-

The losses related to the foreign currency forward contracts are included as a component of currency translation adjustment on the accompanying consolidated statements of comprehensive income at December 31, 2022 and 2021.

Derivative Financial Instruments Not Designated as Hedging Instruments

(Losses) gains recognized on derivative financial instruments not designated as hedging instruments in our consolidated statements of operations for the years ended December 31, 2022 and 2021 were as follows:

		Year Ended December 31,
	Classification in Consolidated Statements of Operations	2022	2021
Foreign currency forward contracts	Other expense, net	58	62
		$58	$62

13.	SEGMENTS

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

	Year Ended December 31, 2022
	Connectivity	Power Solutions	Magnetic	Corporate
	Solutions	and Protection	Solutions	Segment	Total
Net sales	$187,085	$288,366	$178,782	$-	$654,233
Gross Profit	48,488	87,840	49,290	(2,165)	183,453
Gross Profit %	25.9%	30.5%	27.6%	nm	28.0%
Total Assets	170,895	234,095	107,891	47,585	560,466
Capital Expenditures	4,566	3,916	350	-	8,832
Depreciation and Amortization Expense	6,145	6,470	2,133	115	14,863

	Year Ended December 31, 2021
	Connectivity	Power Solutions	Magnetic	Corporate
	Solutions	and Protection	Solutions	Segment	Total
Net sales	$165,027	$218,035	$160,432	$-	$543,494
Gross Profit	43,501	58,823	34,106	(2,047)	134,383
Gross Profit %	26.4%	27.0%	21.3%	nm	24.7%
Total Assets	147,813	206,719	104,845	52,469	511,846
Capital Expenditures	1,768	4,718	2,911	-	9,397
Depreciation and Amortization Expense	6,683	8,022	2,126	30	16,861

Entity-Wide Information

The following is a summary of entity-wide information related to the Company's net sales to external customers by geographic area and by major product line.

	Year Ended December 31,
	2022	2021
Net Sales by Geographic Location:

United States	$409,199	$317,436
People's Republic of China	77,061	83,263
Macao	61,744	53,802
United Kingdom	21,903	20,000
Slovakia	22,120	19,407
Germany	24,112	17,856
India	17,608	12,430
Switzerland	9,893	8,315
All other foreign countries	10,593	10,985
Consolidated net sales	$654,233	$543,494

Net Sales by Major Product Line:

Connectivity solutions	$187,085	$165,027
Magnetic solutions	178,782	160,432
Power solutions and protection	288,366	218,035
Consolidated net sales	$654,233	$543,494

The following is a summary of long-lived assets by geographic area as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Long-lived Assets by Geographic Location:

United States	$33,875	$30,438
People's Republic of China (PRC)	28,222	29,904
Slovakia	6,738	6,675
United Kingdom	1,109	1,264
All other foreign countries	1,072	1,190
Consolidated long-lived assets	$71,016	$69,471

Long-lived assets consist of property, plant and equipment, net and other assets of the Company that are identified with the operations of each geographic area.

The territory of Hong Kong became a Special Administrative Region ("SAR") of the PRC in the middle of 1997. The territory of Macao became a SAR of the PRC at the end of 1999. Management cannot presently predict what future impact this will have on the Company, if any, or how the political climate in the PRC will affect the Company's contractual arrangements in the PRC.  A significant portion of the Company's manufacturing operations and approximately 35.2% of its identifiable assets are located in Asia.

Net Sales to Major Customers

The Company had net sales to one customer in excess of ten percent of consolidated net sales in 2022 and 2021.  The net sales associated with this customer were $83.9 million (12.8% of sales) in 2022 and $57.8 million (10.6% of sales) in 2021. Net sales related to this significant customer were primarily reflected in the Magnetic Solutions operating segment.

14.	RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees' Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended (the "Code"). The Employees' Savings Plan allows eligible employees to voluntarily contribute a percentage of their eligible compensation, subject to Code limitations, which contributions are matched by the Company in an amount equal to 100% of the first 1% of compensation contributed by participants, and 50% of the next 5% of compensation contributed by participants.  The Company's matching contribution is made in the form of Bel Fuse Inc. Class A common stock. Prior to January 1, 2012, the Company's matching and profit sharing contributions were made in the form of shares of Bel Fuse Inc. Class A and Class B common stock. The expense for the years ended  December 31, 2022 and 2021 amounted to $1.3 million and $1.2 million, respectively. As of December 31, 2022, the plan owned approximately 311,417 shares and 92,809 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company also maintains a Nonqualified Deferred Compensation Plan (the "DCP").  With certain exceptions, the Company's contributions to the DCP are discretionary and become fully vested by the participants upon reaching age 65.  The expense for the years ended December 31, 2022 and 2021 amounted to $0.1 million during each period.  As the plan is fully funded, the assets and liabilities related to the DCP were in equal amounts of $0.7 million at December 31, 2022 and $0.8 million at December 31, 2021.  These amounts are included in other assets and other liabilities, respectively, on the accompanying consolidated balance sheets as of each date.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  Eligible employees contribute up to 5% of salary to the fund.  In addition, the Company must contribute a minimum of 5% of eligible salary, as determined by Hong Kong government regulations.  The Company currently contributes 7% of eligible salary in cash.  The expense for the years ended  December 31, 2022 and 2021 amounted to approximately $1.8 million and $2.7 million, respectively. As of December 31, 2021, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively. During the second quarter of 2022, the Company repurchased all shares back from the Asia retirement plan and no shares were owned by the plan as of December 31, 2022.

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

The benefits available under the SERP vary according to when and how the participant terminates employment with the Company.  If a participant retires (with the prior written consent of the Company) on his normal retirement date (65 years old, 20 years of service, and 5 years of Plan participation), his normal retirement benefit under the Plan would be annual payments equal to 40% of his average base compensation (calculated using compensation from the highest five consecutive calendar years of Plan participation), payable in monthly installments for the remainder of his life.  If a participant retires early from the Company (55 years old, 20 years of service, and five years of Plan participation), his early retirement benefit under the Plan would be an amount (i) calculated as if his early retirement date were in fact his normal retirement date, (ii) multiplied by a fraction, with the numerator being the actual years of service the participant has with the Company and the denominator being the years of service the participant would have had if he had retired at age 65, and (iii) actuarially reduced to reflect the early retirement date.  If a participant dies prior to receiving 120 monthly payments under the Plan, his beneficiary would be entitled to continue receiving benefits for the shorter of (i) the time necessary to complete 120 monthly payments or (ii) 60 months.  If a participant dies while employed by the Company, his beneficiary would receive, as a survivor benefit, an annual amount equal to (i) 100% of the participant's annual base salary at date of death for one year, and (ii) 50% of the participant's annual base salary at date of death for each of the following four years, each payable in monthly installments.  The Plan also provides for disability benefits, and a forfeiture of benefits if a participant terminates employment for reasons other than those contemplated under the Plan. The expense related to the Plan for the years ended  December 31, 2022 and 2021 amounted to $1.5 million and $1.7 million, respectively.

Net Periodic Benefit Cost

The net periodic benefit cost related to the SERP consisted of the following components during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021

Service Cost	$503	$677
Interest Cost	636	540
Net amortization	312	509
Net periodic benefit cost	$1,451	$1,726

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

Obligations and Funded Status

Summarized information about the changes in plan assets and benefit obligation, the funded status and the amounts recorded at  December 31, 2022 and 2021 are as follows:

	Year Ended December 31,
	2022	2021
Fair value of plan assets, January 1	$-	$-
Company contributions	606	504
Benefits paid	(606)	(504)
Fair value of plan assets, December 31	$-	$-
Benefit obligation, January 1	$23,580	$24,308
Service cost	503	677
Interest cost	636	540
Benefits paid	(606)	(504)
Actuarial gains	(5,938)	(1,441)
Benefit obligation, December 31	$18,175	$23,580
Underfunded status, December 31	$(18,175)	$(23,580)

The Company has recorded the 2022 and 2021 underfunded status as a long-term liability on the consolidated balance sheets.  The accumulated benefit obligation for the SERP was $17.0 million as of  December 31, 2022 and $21.8 million as of December 31, 2021.  The aforementioned company-owned life insurance policies and marketable securities held in a rabbi trust had a combined value of $14.0 million and $16.4 million at December 31, 2022 and 2021, respectively.  See Note 6, "Other Assets," for additional information on these investments.

The estimated net loss and prior service cost for the SERP that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0.1 million.  The Company expects to make contributions of $0.8 million to the SERP in 2023.  The Company had no net transition assets or obligations recognized as an adjustment to other comprehensive income and does not anticipate any plan assets being returned to the Company during 2023, as the plan has no assets.

The following benefit payments, which reflect expected future service, are expected to be paid:

Years Ending
December 31,

2023	$927
2024	932
2025	961
2026	963
2027	1,075
2028 - 2032	6,552

The following gross amounts are recognized net of tax in accumulated other comprehensive loss:

	December 31,
	2022	2021
Prior service cost	$334	$460
Net (gain) loss	(2,216)	3,907
	$(1,882)	$4,367

Actuarial Assumptions

The weighted average assumptions used in determining the periodic net cost and benefit obligation information related to the SERP are as follows:

	Year Ended December 31,
	2022	2021
Net periodic benefit cost:
Discount rate	2.75%	2.25%
Rate of compensation increase	2.50%	2.50%
Benefit obligation:
Discount rate	5.00%	2.75%
Rate of compensation increase	2.50%	2.50%

15.	SHARE-BASED COMPENSATION

The Company has an equity compensation program (the "Program") which provides for the granting of "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and restricted stock awards.  The Company believes that such awards better align the interest of its employees with those of its shareholders.  The 2020 Equity Compensation Plan provides for the issuance of 1.0 million shares of the Company's Class B common stock.  At December 31, 2022, 502,500 shares remained available for future issuance under the 2020 Equity Compensation Plan.

The Company records compensation expense in its consolidated statements of operations related to employee stock-based options and awards.  The aggregate pretax compensation cost recognized for stock-based compensation amounted to approximately $2.4 million and $2.3 million for 2022 and 2021, respectively, and related solely to restricted stock awards.   The Company did not use any cash to settle any equity instruments granted under share-based arrangements during 2022 and 2021.  At December 31, 2022 and 2021, the only instruments issued and outstanding under the Program related to restricted stock awards.

Restricted Stock Awards

The Company provides common stock awards to certain officers, directors and key employees.  The Company grants these awards, at its discretion, from the shares available under the Program.  Unless otherwise provided at the date of grant or unless subsequently accelerated, the shares awarded are typically earned in 25% increments on the second, third, fourth and fifth anniversaries of the award and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited.  The market value of these shares at the date of award is recorded as compensation expense on the straight-line method over the applicable vesting period from the respective award dates, as adjusted for forfeitures of unvested awards. During 2022 and 2021, the Company issued 322,500 shares and 209,000 shares of the Company's Class B common stock, respectively, under a restricted stock plan to various officers, directors and employees.

A summary of the restricted stock activity under the Program for the year ended  December 31, 2022 is presented below:

			Weighted Average
Restricted Stock		Weighted Average	Remaining
Awards	Shares	Award Price	Contractual Term (In Years)

Outstanding at January 1, 2022	461,850	$16.94	3.2
Granted	322,500	36.87
Vested	(108,350)	21.28
Forfeited	(39,500)	16.66
Outstanding at December 31, 2022	636,500	$26.31	4.4

As of December 31, 2022, there was $12.7 million of total pretax unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the restricted stock award plan.  That cost is expected to be recognized over a period of 4.4 years.  This expense is recorded in cost of sales, R&D and SG&A expense based upon the employment classification of the award recipients.

The Company's policy is to issue new shares to satisfy restricted stock awards.  Currently the Company believes that the majority of its restricted stock awards will vest.

16.	COMMON STOCK

As of December 31, 2022, according to regulatory filings, there was one shareholder of the Company's common stock (other than shareholders subject to specific exceptions) with ownership in excess of 10% of Class A outstanding shares with no ownership of the Company's Class B common stock.  In accordance with the Company's certificate of incorporation, the Class B Protection clause is triggered if a shareholder owns 10% or more of the outstanding Class A common stock and does not own an equal or greater percentage of all then outstanding shares of both Class A and Class B common stock (all of which common stock must have been acquired after the date of the 1998 recapitalization).  In such a circumstance, such shareholder must, within 90 days of the trigger date, purchase Class B common shares, in an amount and at a price determined in accordance with a formula described in the Company's certificate of incorporation, or forfeit its right to vote its Class A common shares.  As of December 31, 2022, to the Company's knowledge, this shareholder had not purchased any Class B shares to comply with these requirements.  In order to vote its shares at Bel's next shareholders' meeting, this shareholder must either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until its Class A holdings are under 10%.  As of December 31, 2022, to the Company's knowledge, this shareholder owned18.2% of the Company's Class A common stock in the aggregate and had not taken steps to either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until its Class A holdings fall below 10%.  Unless and until this situation is satisfied in a manner permitted by the Company's Restated Certificate of Incorporation, the subject shareholder will not be permitted to vote its shares of common stock.

Throughout 2022 and 2021, the Company declared cash dividends on a quarterly basis at a rate of $0.06 per Class A (voting) share of common stock and $0.07 per Class B (non-voting) share of common stock.  The Company declared and paid cash dividends totaling $3.4 million in each of 2022 and 2021.  There are no contractual restrictions on the Company's ability to pay dividends, provided that the Company is not in default under its credit agreement immediately before such payment and after giving effect to such payment.

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

The components of lease expense, which are included in cost of sales, research and development costs, and selling, general and administrative expense, based on the underlying use of the ROU asset, were as follows:

	Year Ended December 31,
	2022	2021
Amortization of ROU assets - finance leases	$448	$270
Interest on lease liabilities - finance leases	137	77
Operating lease cost (cost resulting from lease payments)	8,426	8,229
Short-term lease cost	201	183
Variable lease cost (cost excluded from lease payments)	410	297
Sublease income	-	-
Total lease cost	$9,622	$9,056

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,970	$8,250
Operating cash flows from finance leases	137	77
Finance cash flows from finance leases	423	253
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	8,052	12,595
Finance leases	207	1,862

Supplemental balance sheet information related to leases was as follows:

	2022	2021
Operating Leases:
Operating lease right-of-use assets	$21,551	$21,252
Operating lease liability, current	5,870	6,880
Operating lease liability, long-term	15,742	14,668
Total operating lease liabilities	$21,612	$21,548

Finance Leases:
Property, plant and equipment, gross	$3,096	$2,719
Accumulated depreciation	(1,089)	(690)
Property, plant and equipment, net	$2,007	$2,029
Other current liabilities	$446	$363
Other long-term liabilities	1,608	1,650
Total finance lease liabilities	$2,054	$2,013

	2022	2021
Weighted-Average Remaining Lease Term:
Operating leases (in years)	5.1	4.3
Finance leases (in years)	4.9	5.9

Weighted-Average Discount Rate:
Operating leases	6.0%	6.0%
Finance leases	6.1%	6.1%

Our discount rate is based on our incremental borrowing rate, as adjusted based on the geographic regions in which our lease assets are located.

Maturities of lease liabilities were as follows as of December 31, 2022:

Year Ending	Operating	Finance
December 31,	Leases	Leases
2023	$6,766	$587
2024	4,937	574
2025	4,154	404
2026	3,836	380
2027	2,239	312
Thereafter	3,176	259
Total undiscounted cash flows	25,108	2,516
Less imputed interest	(3,496)	(462)
Present value of lease liabilities	$21,612	$2,054

18.	COMMITMENTS AND CONTINGENCIES

Other Commitments

The Company submits purchase orders for raw materials to various vendors throughout the year for current production requirements, as well as forecasted requirements.  Certain of these purchase orders relate to special purpose material and, as such, the Company may incur penalties if an order is cancelled.  The Company had outstanding purchase orders related to raw materials in the amount of $113.4 million and $119.6 million at  December 31, 2022 and December 31, 2021, respectively.  The Company also had outstanding purchase orders related to capital expenditures in the amount of $7.8 million and $5.1 million at  December 31, 2022 and December 31, 2021, respectively.

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

In connection with the Company's 2014 acquisition of the Power-One Power Solutions business ("Power Solutions") of ABB Ltd., there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or “BPS China”) for the years 2004 to 2006.  In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim.  In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court’s ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China.  An appeal was filed on July 18, 2015 before the Regional Tax Commission of Florence and rejected. On December 5, 2016, the Arezzo Revenue Agency filed an appeal with the Supreme Court and BPS China filed a counter-appeal on January 4, 2017.   The Supreme Court has yet to render its judgment. The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying consolidated balance sheets at December 31, 2022 and 2021. As Bel is fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying consolidated balance sheets at  December 31, 2022 and 2021.

The Company is not a party to any other legal proceeding, the adverse outcome of which is likely to have a material adverse effect on the Company's consolidated financial condition or consolidated results of operations.

19.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of  December 31, 2022 and 2021 are summarized below:

	December 31,
	2022	2021

Foreign currency translation adjustment, net of taxes of ($369) at December 31, 2022 and ($417) at December 31, 2021	$(23,107)	$(14,911)
Unrealized holding gains (losses) on interest rate swap cash flow hedge, net of taxes of $0 at December 31, 2022 and $0 at December 31, 2021	5,539	(116)
Unrealized holding gains on marketable securities, net of taxes of ($7) at December 31, 2022 and ($7) at December 31, 2021	18	29
Unfunded SERP liability, net of taxes of $879 at December 31, 2022 and ($502) at December 31, 2021	1,004	(3,865)

Accumulated other comprehensive loss	$(16,546)	$(18,863)

Changes in accumulated other comprehensive (loss) income by component during the years ended  December 31, 2022 and 2021 are as follows.  All amounts are net of tax.

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Interest Rate Swap Cash Flow Hedge	Unrealized Holding Gains (Losses) on Marketable Securities	Unfunded SERP Liability		Total

Balance at January 1, 2021	$(13,142)	$-	$19	$(4,940)		$(18,063)

Other comprehensive income (loss) before reclassifications	(1,769)	(116)	10	1,431		(444)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-		(356)	(a)	(356)
Net current period other comprehensive income (loss)	(1,769)	(116)	10	1,075		(800)

Balance at December 31, 2021	(14,911)	(116)	29	(3,865)		(18,863)

Other comprehensive income (loss) before reclassifications	(7,391)	5,655	(11)	5,119		3,372
Amounts reclassified from accumulated other comprehensive income (loss)	(805)	-		(250)	(a)	(1,055)
Net current period other comprehensive income (loss)	(8,196)	5,655	(11)	4,869		2,317

Balance at December 31, 2022	$(23,107)	$5,539	$18	$1,004		$(16,546)

(a)

This reclassification relates to the amortization of prior service costs and gains/losses associated with the Company's SERP plan.  This expense is reflected in other expense, net on the accompanying consolidated statement of operations.

20.	SUBSEQUENT EVENTS

Investment in innolectric AG

On February 1, 2023, the Company closed on a noncontrolling (one-third) investment in Germany-based innolectric AG ("innolectric") for consideration of €8.0 million (approximately $8.8 million). Under the terms of the investment agreement, if innolectric achieves certain profitability thresholds within a specified timeframe, the Company would be committed to acquiring the remaining shares of innolectric at that time.

Credit Agreement Items

On January 12, 2023, the Company amended its New Credit Agreement for the purpose of transitioning its reference rate related to interest from LIBOR to SOFR. In connection with this change to its credit agreement, on January 18, 2023, the Company amended its two interest rate swap agreements, further described in Note 12, "Derivative Instruments and Hedging Activities" to also transition the related reference rates in these agreements from LIBOR to SOFR, effective January 31, 2023.

In January 2023, the Company borrowed an additional $5.0 million from its revolving credit facility.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of 2022, the Company's management, including the principal executive officer and principal financial officer, supervised and participated in the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization, and reporting of information in the Company's periodic reports that the Company files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to the Company, including its subsidiaries, is made known to the Company's management, including these officers, by other of the Company's employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms.

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

Based on their evaluation as of December 31, 2022, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Based on the Company's evaluation under the framework in Internal Control – Integrated Framework (2013), the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2022.

Grant Thornton LLP has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2022 and has expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022 in their report which is included in Item 8 herein.

Changes in Internal Controls Over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

The discussion captioned “Overview – Other Key Factors Affecting our Business – Restructuring,” as set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” above, is hereby incorporated by reference into this Part II, Item 9B, of this Annual Report on Form 10-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2023 annual meeting of shareholders that is responsive to the information required with respect to this item.

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

Item 11.     Executive Compensation

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2023 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2023 annual meeting of shareholders that is responsive to the remaining information required with respect to this Item.

The table below depicts the securities authorized for issuance under the Company's equity compensation plans as of December 31, 2022.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders:
2020 Equity Compensation Plan	-	$-	502,500

Equity compensation plans not approved by security holders	-	-	-

Totals	-	$-	502,500

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2023 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 14.     Principal Accountant Fees and Services

The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2023 annual meeting of shareholders that is responsive to the information required with respect to this Item.

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

10.3†	2011 Equity Compensation Program. Incorporated by reference to the Registrant's proxy statement for its 2011 annual meeting of shareholders.

10.4*	First Amendment Agreement, dated as of January 12, 2023, to Amended and Restated Credit and Security Agreement, dated as of September 2, 2021, by and among Bel Fuse Inc., as Borrower, KeyBank National Association, as Administrative Agent, Swing Line Lender and Issuing Lender, and the other lenders identified therein.

10.5*	Conformed Amended and Restated Credit and Security Agreement, dated as of September 2, 2021 (reflecting changes thereto pursuant to First Amendment Agreement dated as of January 12, 2023), by and among Bel Fuse Inc., as Borrower, KeyBank National Association, as Administrative Agent, Swing Line Lender and Issuing Lender, and the other lenders identified therein.

10.6

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

10.8*	Amended Confirmation of Transaction, by and between Bel Fuse Inc. and PNC Bank, National Association, dated as of January 18, 2023.

10.9*	Amended Confirmation of Transaction, by and between Bel Fuse Inc. and KeyBank National Association, dated as of January 18, 2023.

10.10	Consulting Agreement, dated October 15, 2021, by and between Bel Fuse Inc. and HR Asset Partners, is incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on March 14, 2022.

10.11†	Employment Agreement, dated as of May 6, 2022, by and between Bel Fuse Inc. and Farouq Tuweiq, is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 filed on May 6, 2022.

10.12†	Offer Letter, dated July 27, 2022, between Bel Fuse Inc. and Kenneth Lai, is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 filed on November 4, 2022.

10.13†*	Offer Letter, dated October 25, 2022, between Bel Fuse Inc. and Suzanne Kozlovsky.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).

24.1*	Power of attorney (included on the signature page)
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Dated: March 10, 2023

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

Signature	Title	Date

/s/ Daniel Bernstein	President, Chief Executive Officer and Director	March 10, 2023
Daniel Bernstein	(Principal Executive Officer)

/s/ Peter Gilbert	Director	March 10, 2023
Peter Gilbert

/s/ John Tweedy	Director	March 10, 2023
John Tweedy

/s/ Mark Segall	Director	March 10, 2023
Mark Segall

/s/ Eric Nowling	Director	March 10, 2023
Eric Nowling

/s/ Vincent Vellucci	Director	March 10, 2023
Vincent Vellucci

/s/ Thomas E. Dooley	Director	March 10, 2023
Thomas E. Dooley

/s/ Rita V. Smith	Director	March 10, 2023
Rita V. Smith

/s/ Jacqueline Brito	Director	March 10, 2023
Jacqueline Brito

/s/ Farouq Tuweiq	Chief Financial Officer	March 10, 2023
Farouq Tuweiq	(Principal Financial Officer)

/s/ Lynn Hutkin	Vice President of Financial Reporting & Investor Relations	March 10, 2023
Lynn Hutkin	(Principal Accounting Officer)