Form 10-Q
period 2023-03-31
BEL FUSE INC /NJ
filed 2023-05-05
CIK 729580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐	No ☒

Title of Each Class	Number of Shares of Common Stock Outstanding as of May 1, 2023
Class A Common Stock ($0.10 par value)	2,141,589
Class B Common Stock ($0.10 par value)	10,632,260

BEL FUSE INC. AND SUBSIDIARIES

FORM 10-Q INDEX

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

The terms the “Company,” “Bel,” “we,” “us,” and “our” as used in this report refer to Bel Fuse Inc. and its consolidated subsidiaries unless otherwise specified.

The Company’s consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (our “2022 Annual Report on Form 10-K”), and the risks and other factors described in this and our other Quarterly Reports on Form 10-Q, and in our other reports and documents that we have filed or may file from time to time with the Securities and Exchange Commission ("SEC"). As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, operating results, and common stock prices.  Furthermore, this document and other reports and documents filed by the Company with the SEC contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements") with respect to the business of the Company.  Forward-Looking Statements are necessarily subject to risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from these statements. Forward-Looking Statements can be identified by such words as "anticipates," "believes," "plan," "assumes," "could," "should," "estimates," "forecasts," "projects," "expects," "intends," "potential," "seek," "predict," "may," "will" and similar references to future periods.  All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives and regarding the anticipated impact of COVID-19 are Forward-Looking Statements.

These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1A of our 2022 Annual Report on Form 10-K, and the risks and other factors described in this and our other Quarterly Reports on Form 10-Q, and in our other reports and documents that we have filed or may file from time to time with the SEC, which could cause actual results to differ materially from these Forward-Looking Statements.  Any Forward-Looking Statements are qualified in the entirety by reference to such risk factors discussed throughout our 2022 Annual Report on Form 10-K, in this Quarterly Report on Form 10-Q and as described in our other reports and documents filed from time to time with the SEC.  Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the Forward-Looking Statements include but are not limited to:

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

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any Forward-Looking Statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of the document incorporated by reference into this report. Except as required by law, we assume no obligation and expressly disclaim any duty to publicly release the results of any revisions to these Forward-Looking Statements or otherwise update any Forward-Looking Statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any Forward-Looking Statements contained in this Quarterly Report on Form 10-Q. Any Forward-Looking Statement made by the Company is based only on information currently available to us and speaks only as of the date on which it is made. All Forward-Looking Statements are expressly qualified in their entirety by the cautionary statements contained in this section.

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$77,840	$70,266
Accounts receivable, net of allowance for doubtful accounts of $1,632 and $1,552, respectively	108,965	107,274
Inventories	165,814	172,465
Unbilled receivables	15,070	18,244
Assets held for sale	1,466	1,466
Other current assets	13,446	11,693
Total current assets	382,601	381,408

Property, plant and equipment, net	38,498	36,833
Right-of-use assets	20,322	21,551
Related party note receivable	1,958	-
Equity method investment	9,975	-
Intangible assets, net	53,163	54,111
Goodwill	25,400	25,099
Deferred income taxes	8,359	7,281
Other assets	34,250	34,183
Total assets	$574,526	$560,466

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$60,237	$64,589
Accrued expenses	47,618	50,873
Operating lease liabilities, current	5,239	5,870
Other current liabilities	16,763	14,972
Total current liabilities	129,857	136,304

Long-term Liabilities:
Long-term debt	100,000	95,000
Operating lease liabilities, long-term	15,072	15,742
Liability for uncertain tax positions	25,217	24,798
Minimum pension obligation and unfunded pension liability	18,657	18,522
Deferred income taxes	1,199	1,257
Other liabilities	6,461	6,497
Total liabilities	296,463	298,120

Commitments and contingencies (see Note 14)

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,141,589 shares outstanding at each date (net of 1,072,769 restricted treasury shares)	214	214
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 10,632,760 and 10,642,760 shares outstanding at March 31, 2023 and December 31, 2022, respectively (net of 3,218,307 restricted treasury shares)	1,066	1,067
Treasury stock (unrestricted, consisting of 3,323 Class A shares and 17,342 Class B shares)	(349)	(349)
Additional paid-in capital	41,675	40,772
Retained earnings	250,885	237,188
Accumulated other comprehensive loss	(15,428)	(16,546)
Total stockholders' equity	278,063	262,346
Total liabilities and stockholders' equity	$574,526	$560,466

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2023	2022

Net sales	$172,344	$136,718
Cost of sales	118,680	102,594
Gross profit	53,664	34,124

Research and development costs	5,223	5,009
Selling, general and administrative expenses	25,296	21,026
Restructuring charges	3,507	-
Income from operations	19,638	8,089

Interest expense	(983)	(688)
Other income (expense), net	81	(773)
Earnings before provision for income taxes	18,736	6,628

Provision for income taxes	4,164	1,564
Net earnings available to common stockholders	$14,572	$5,064

Net earnings per common share:
Class A common share - basic and diluted	$1.09	$0.38
Class B common share - basic and diluted	$1.15	$0.41

Weighted-average number of shares outstanding:
Class A common share - basic and diluted	2,142	2,145
Class B common share - basic and diluted	10,639	10,374

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2023	2022

Net earnings available to common stockholders	$14,572	$5,064

Other comprehensive income (loss):
Currency translation adjustment, net of taxes of $9 and ($12), respectively	1,998	(1,216)
Unrealized (losses) gains on interest rate swap cash flow hedge, net of taxes of $0 in all periods presented	(894)	2,984
Unrealized holding gains on marketable securities, net of taxes of $0 in all periods presented	1	-
Change in unfunded SERP liability, net of taxes of ($4) and ($17), respectively	13	61
Other comprehensive income	1,118	1,829

Comprehensive income	$15,690	$6,893

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

			Accumulated
			Other	Class A	Class B		Additional
		Retained	Comprehensive	Common	Common	Treasury	Paid-In
	Total	Earnings	(Loss) Income	Stock	Stock	Stock	Capital

Balance at December 31, 2022	$262,346	$237,188	$(16,546)	$214	$1,067	$(349)	$40,772
Net earnings	14,572	14,572	-	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(128)	(128)	-	-	-	-	-
Class B Common Stock, $0.07/share	(747)	(747)	-	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	(1)	-	1
Foreign currency translation adjustment, net of taxes of $9	1,998	-	1,998	-	-	-	-
Unrealized losses on interest rate swap cash flow hedge, net of taxes of $0	(894)	-	(894)	-	-	-	-
Unrealized holding gains on marketable securities, net of taxes of $0	1	-	1	-	-	-	-
Stock-based compensation expense	902	-	-	-	-	-	902
Change in unfunded SERP liability, net of taxes of ($4)	13	-	13	-	-	-	-
Balance at March 31, 2023	$278,063	$250,885	$(15,428)	$214	$1,066	$(349)	$41,675

			Accumulated
			Other	Class A	Class B	Additional
		Retained	Comprehensive	Common	Common	Paid-In
	Total	Earnings	(Loss) Income	Stock	Stock	Capital

Balance at December 31, 2021	$208,743	$187,935	$(18,863)	$214	$1,038	$38,419
Net earnings	5,064	5,064	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(129)	(129)	-	-	-	-
Class B Common Stock, $0.07/share	(727)	(727)	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	(1)	1
Foreign currency translation adjustment, net of taxes of ($12)	(1,216)	-	(1,216)	-	-	-
Unrealized gains on interest rate swap cash flow hedge	2,984	-	2,984	-	-	-
Stock-based compensation expense	576	-	-	-	-	576
Change in unfunded SERP liability, net of taxes of ($17)	61	-	61	-	-	-
Balance at March 31, 2022	$215,356	$192,143	$(17,034)	$214	$1,037	$38,996

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2023	2022

Cash flows from operating activities:
Net earnings	$14,572	$5,064
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	3,236	4,301
Stock-based compensation	902	576
Amortization of deferred financing costs	33	34
Deferred tax benefit	(1,137)	(451)
Net unrealized losses (gains) on foreign currency revaluation	199	(289)
Other, net	465	131
Changes in operating assets and liabilities:
Accounts receivable, net	(1,316)	(6,694)
Unbilled receivables	3,175	7,719
Inventories	7,652	(16,344)
Accounts payable	(4,831)	(1,194)
Accrued expenses	(6,417)	(3,564)
Accrued restructuring costs	2,590	-
Income taxes payable	3,931	473
Other operating assets/liabilities, net	(6,219)	2,490
Net cash provided by (used in) operating activities	16,835	(7,748)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,761)	(2,040)
Payments for equity method investment	(9,975)	-
Proceeds from sale of property, plant and equipment	25	87
Net cash used in investing activities	(13,711)	(1,953)

Cash flows from financing activities:
Dividends paid to common stockholders	(829)	(823)
Borrowings under revolving credit line	5,000	-
Net cash provided by (used in) financing activities	4,171	(823)

Effect of exchange rate changes on cash and cash equivalents	279	3

Net increase (decrease) in cash and cash equivalents	7,574	(10,521)
Cash and cash equivalents - beginning of period	70,266	61,756
Cash and cash equivalents - end of period	$77,840	$51,235

Supplementary information:
Cash paid during the period for:
Income taxes, net of refunds received	$976	$1,152
Interest payments	$1,415	$461
ROU assets obtained in exchange for lease obligations	$380	$3,340

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheets and statements of operations, comprehensive income, stockholders’ equity and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made.  The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.  There were no significant changes to these accounting policies during the three months ended March 31, 2023, except as discussed in “Recently Adopted Accounting Standards” below and as follows:

Investments

We account for non-marketable investments using the equity method of accounting if the investment gives us the ability to exercise significant influence over, but not control, of an investee. Significant influence generally exists if we have an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and our proportionate share of earnings or losses and distributions.

Equity in earnings of unconsolidated affiliates, in the consolidated statements of operations, reflects our proportionate share of the investee's net income, including any associated affiliate taxes. Our proportionate share of the investee’s other comprehensive income (loss), net of income taxes, is recorded in the consolidated statements of stockholders’ equity and consolidated statements of comprehensive income. In general, the equity investment in our unconsolidated affiliates is equal to our current equity investment plus those entities' undistributed earnings.

We evaluate our equity method investments for impairment at least annually or whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of an investment may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, management compares the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and management considers the decline in value to be other than temporary, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment. See Note 2, "Investment in Innolectric", below, for our discussion on equity method investments.

Where we are unable to exercise significant influence over the investee, or when our investment balance is reduced to zero from our proportionate share of losses, the investments are accounted for under the cost method. Under the cost method, investments are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings, additional investments, or in the case of an observable price change in an orderly transaction for an identical security.

All amounts included in the tables to these notes to condensed consolidated financial statements, except per share amounts, are in thousands.

Recently Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides temporary optional guidance on contract modifications and hedging accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates. In January 2021, the FASB issued ASU 2021-01, which refined the scope of Topic 848 and clarified some of its guidance as part of the FASB’s monitoring of global reference rate activities. This updated guidance was effective upon issuance, and the Company was initially allowed to elect to apply the amendments prospectively through December 31, 2022.  In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848, which extended the date by which companies could elect to apply the amendments to December 31, 2024. During January 2023, the Company amended its credit agreement and related interest rate swap agreements to transition the reference rate from LIBOR to a Secured Overnight Financing Rate ("SOFR") effective January 31, 2023. In connection with these amendments, the Company adopted ASU 2020-04 in the first quarter of 2023 and elected to apply the relevant practical expedients within the guidance. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), as amended.  The new guidance will broaden the information that an entity must consider in developing its expected credit loss estimates related to its financial instruments and adds to U.S. GAAP an impairment model that is based on expected losses rather than incurred losses.  On January 1, 2023, the Company adopted ASU 2016-13. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

2.	INVESTMENT IN INNOLECTRIC

On February 1, 2023, the Company closed on a noncontrolling (one-third) investment in Germany-based innolectric AG (“innolectric”) for consideration of €8.0 million (approximately $8.8 million). Transaction costs associated with the Company's investment in innolectric amounted to $1.3 million and these costs have been recorded as part of the carrying value of the investment. Under the terms of the investment agreement, if innolectric achieves certain profitability thresholds within a specified timeframe, the Company would be committed to acquiring the remaining shares of innolectric at that time. The original $8.8 million investment includes both the value of the one-third equity method investment and the value associated with the purchase option for the remaining shares outlined in the agreement in the event certain profitability thresholds are met.

This passive investment will create a strategic alliance that is focused on Electric Vehicles (“EV”) on-board power electronics, and in particular next generation fast-charging technology. With no product overlap, this relationship expands the Bel eMobility Power portfolio, further enhancing Bel's competitive position in this emerging field. Our investment in innolectric is accounted for using the equity method and we have determined that the innolectric investment is not a variable interest entity (VIE). Results from this investment, which were not recorded in the first three months of March 31, 2023 due to immateriality, will be included in Bel's Power Solutions and Protection segment in future periods.

Related Party Transactions

From time to time, the Company provides cash loans to innolectric to fund working capital needs and further business development. During the first quarter of 2023, the Company provided loans to innolectric in the aggregate amount of €1.8 million (approximately $2.0 million). These loans bear interest at a rate of5% per annum. This balance is shown as a related-party note receivable on the accompanying condensed consolidated balance sheet at March 31, 2023.

3.	REVENUE

The following table provides information about disaggregated revenue by geographic region and sales channel, and includes a reconciliation of the disaggregated revenue to our reportable segments:

	Three Months Ended March 31, 2023
	Connectivity Solutions	Power Solutions and Protection	Magnetic Solutions	Consolidated

By Geographic Region:
North America	$43,013	$62,800	$10,354	$116,167
Europe	8,401	13,599	2,766	24,766
Asia	1,982	6,782	22,647	31,411
	$53,396	$83,181	$35,767	$172,344

By Sales Channel:
Direct to customer	$33,725	$59,614	$27,411	$120,750
Through distribution	19,671	23,567	8,356	51,594
	$53,396	$83,181	$35,767	$172,344

	Three Months Ended March 31, 2022
	Connectivity Solutions	Power Solutions and Protection	Magnetic Solutions	Consolidated

By Geographic Region:
North America	$32,532	$42,349	$10,878	$85,759
Europe	9,214	9,385	2,471	21,070
Asia	1,967	7,056	20,866	29,889
	$43,713	$58,790	$34,215	$136,718

By Sales Channel:
Direct to customer	$26,053	$35,844	$25,738	$87,635
Through distribution	17,660	22,946	8,477	49,083
	$43,713	$58,790	$34,215	$136,718

The balances of the Company’s contract assets and contract liabilities at  March 31, 2023 and December 31, 2022 are as follows:

	March 31,	December 31,
	2023	2022

Contract assets - current (unbilled receivables)	$15,070	$18,244
Contract liabilities - current (deferred revenue)	$7,145	$8,847

The change in balance of our unbilled receivables from December 31, 2022 to March 31, 2023 primarily relates to a timing difference between the Company’s performance (i.e. when our product is shipped to a customer-controlled hub) and the point at which the Company can invoice the customer per the terms of the customer contract (i.e. when the customer pulls our product from the customer-controlled hub). Our deferred revenue balance at  December 31, 2022 and  March 31, 2023 primarily relates to customer prepayments on invoices related to surcharges and expedite fees, which will be recorded as revenue in the period in which the related finished goods are shipped to the customer.

4.	EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted net earnings per common share under the two-class method for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022

Numerator:
Net earnings	$14,572	$5,064
Less dividends declared:
Class A	128	129
Class B	747	727
Undistributed earnings	$13,697	$4,208

Undistributed earnings allocation - basic and diluted:
Class A undistributed earnings	$2,203	$692
Class B undistributed earnings	11,494	3,516
Total undistributed earnings	$13,697	$4,208

Net earnings allocation - basic and diluted:
Class A net earnings	$2,331	$821
Class B net earnings	12,241	4,243
Net earnings	$14,572	$5,064

Denominator:
Weighted-average shares outstanding:
Class A - basic and diluted	2,142	2,145
Class B - basic and diluted	10,639	10,374

Net earnings per share:
Class A - basic and diluted	$1.09	$0.38
Class B - basic and diluted	$1.15	$0.41

5.	FAIR VALUE MEASUREMENTS

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

As of March 31, 2023 and December 31, 2022, our equity securities primarily consisted of investments held in a rabbi trust which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations.  These securities are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs and amounted to $0.3 million at  March 31, 2023 and $0.1 million at December 31, 2022.

Throughout 2023 and 2022, the Company entered into a series of foreign currency forward contracts, the fair value of which was $0.3 million at  March 31, 2023 and $0.4 million at  December 31, 2022.  The estimated fair value of foreign currency forward contracts is based on quotes received from the applicable counterparty, and represents the estimated amount we would receive or pay to settle the contracts, taking into consideration current exchange rates which can be validated through readily observable data from external sources (Level 2).

The Company is a party to two interest rate swap agreements as further described in Note 9, "Derivative Instruments and Hedging Activities".  The fair value of the interest rate swap agreements was $4.6 million at  March 31, 2023 and $5.5 million at  December 31, 2022, which was based on market data, and represents the estimated amount we would receive or pay to settle the agreements, taking into consideration current and projected future interest rates as well as the creditworthiness of the parties, all of which can be validated through readily observable data from external sources.

The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2023 or  March 31, 2022.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the three months ended March 31, 2023 or  March 31, 2022.

There were no financial assets accounted for at fair value on a nonrecurring basis as of  March 31, 2023 or December 31, 2022.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The fair value of the Company’s long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities.  At  March 31, 2023 and December 31, 2022, the estimated fair value of total debt was $99.0 million and $95.0 million, respectively, compared to a carrying amount of $100.0 million and $95.0 million, respectively.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of March 31, 2023.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis.  These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.  Based on the Company's assessment, it was concluded that no triggering events occurred during the three months ended March 31, 2023 or March 31, 2022.

6.	INVENTORIES

The components of inventories are as follows:

	March 31,	December 31,
	2023	2022
Raw materials	$75,057	$74,572
Work in progress	50,121	44,397
Finished goods	40,636	53,496
Inventories	$165,814	$172,465

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2023	2022
Land	$1,103	$1,098
Buildings and improvements	21,517	21,529
Machinery and equipment	120,055	118,358
Construction in progress	5,552	4,239
	148,227	145,224
Accumulated depreciation	(109,729)	(108,391)
Property, plant and equipment, net	$38,498	$36,833

Depreciation expense was $2.1 million and $2.4 million, respectively, for the three months ended  March 31, 2023 and 2022. Depreciation expense related to our manufacturing facilities and equipment is included in cost of sales and depreciation expense associated with administrative facilities and office equipment is included in selling, general and administrative expense within the accompanying condensed consolidated statements of operations.

At March 31, 2023 and December 31, 2022, a total of $1.5 million of property was classified as assets held for sale on the accompanying condensed consolidated balance sheets related to our corporate headquarters in Jersey City, New Jersey. This property is under contract for sale and the transaction is expected to close during the second quarter of 2023.

8.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2023	2022
Salaries, bonuses and related benefits	$20,749	$27,422
Deferred revenue	7,145	8,847
Accrued restructuring costs	9,387	6,796
Sales commissions	2,440	2,521
Subcontracting labor	1,864	1,875
Warranty accrual	1,183	1,287
Other	4,850	2,125
	$47,618	$50,873

The change in warranty accrual during the three months ended March 31, 2023 primarily related to repair costs incurred and adjustments to pre-existing warranties.  There were no new material warranty charges incurred during the three months ended March 31, 2023.

Restructuring Activities:

Activity and liability balances related to restructuring costs for the three months ended March 31, 2023 are as follows:

		Three Months Ended
		March 31, 2023
	Liability at		Cash Payments	Liability at
	December 31,	New	and Other	March 31,
	2022	Charges	Settlements	2023
Severance costs	$3,390	$2,657	$(917)	$5,130
Other restructuring costs	3,406	851	-	4,257
Total	$6,796	$3,508	$(917)	$9,387

During the third quarter of 2022, a series of initiatives were launched to streamline our operational footprint. In a project expected to be completed by late-2023, two of our Magnetics sites in Zhongshan and Pingguo, China, are being consolidated into a single centralized site in the Binyang county of Southwestern China (the new Bel Guangxi facility). Further, facility consolidation actions within our Connectivity Solutions group have been underway in both the U.S. and Europe. In the U.S., our Tempe, Arizona and Melbourne, Florida sites are transitioning their manufacturing operations into our existing site in Waseca, Minnesota. In Europe, operations at our facility in Sudbury, UK are being consolidated into our existing site in Chelmsford, UK. The Tempe, Arizona move was completed during the first quarter of 2023, the UK transition is on schedule for completion in the second quarter of 2023 and the Melbourne, Florida transition is expected to be completed in the fourth quarter of 2023. The $3.5 million of restructuring charges incurred during the three months ended March 31, 2023, and the accrued restructuring costs of $9.4 million at March 31, 2023, are associated with these collective initiatives.

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

We held outstanding foreign currency forward contracts with notional amounts of $14.9 million and $25.7 million as of March 31, 2023 and December 31, 2022, respectively.  The Company's foreign currency forward contracts related to the Chinese renminbi are designated as cash flow hedges for accounting purposes and as such, changes in their fair value are recognized in accumulated other comprehensive loss in the consolidated balance sheet and are reclassified into the statement of operations within cost of goods sold in the period in which the hedged transaction affects earnings.

Interest Rate Swap Agreements

To partially mitigate risks associated with the variable interest rates on the revolver borrowings under the Company's credit agreement (as defined and described in Note 10, "Debt", below), in November 2021, we executed a pay-fixed, receive-variable interest rate swap agreement with each of two multinational financial institutions under which we (i) pay interest at a fixed rate of 1.3055% and receive variable interest of one-month LIBOR on a notional amount of $30.0 million and (ii) pay interest at a fixed rate of 1.3180% and receive variable interest of one-month LIBOR on a notional amount of $30.0 million (the “2021 Swaps”).  The effective date of the 2021 Swaps was December 31, 2021, and settlements with the counterparties began on January 31, 2022 and occur on a monthly basis. The 2021 Swaps will terminate on August 31, 2026. In January 2023, and in connection with related changes to its credit agreement, the Company amended its two interest rate swap agreements to transition the related reference rates in these agreements from LIBOR to SOFR, effective January 31, 2023. Under the Amended 2021 Swaps, the Company is required to pay interest on the notional amount at the rate of 1.334% and 1.348%, respectively, in exchange for the daily SOFR rate plus 10 basis points.

The 2021 Swaps are designated as cash flow hedges for accounting purposes and as such, changes in their fair value are recognized in accumulated other comprehensive loss in the consolidated balance sheet and are reclassified into the statement of operations within interest expense in the period in which the hedged transaction affects earnings.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 were as follows:

	Balance Sheet Classification	March 31, 2023	December 31, 2022
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Other current assets	$329	$359
Interest rate swap agreements:
Designated as a cash flow hedge	Other assets	4,645	5,539
Total derivative assets		$4,974	$5,898

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31,
	2023	2022
Net (losses) gains recognized in AOCL:
Foreign currency forward contracts	$(361)	$154
Interest rate swap agreements	(408)	2,809
	$(769)	$2,963

Net gains (losses) reclassified from AOCL to the consolidated statement of operations:
Foreign currency forward contracts	$151	$67
Interest rate swap agreements	486	(176)
	$637	$(109)

The losses related to the foreign currency forward contracts are included as a component of currency translation adjustment on the accompanying condensed consolidated statements of comprehensive income at March 31, 2023 and December 31, 2022.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 were as follows:

		Three Months Ended
		March 31,
	Classification in Consolidated Statements of Operations	2023	2022
Foreign currency forward contracts	Other (expense) income, net	$-	$(7)
		$-	$(7)

10.	DEBT

The Company has a Credit and Security Agreement with KeyBank National Association (as amended, the "credit agreement" or the "CSA").  The CSA provides a $175 million 5-year senior secured revolving credit facility ("Revolver"), with a sublimit of up to $10 million available for letters of credit and a sublimit of up to $5 million available for swing line loans.  The Company had $100.0 million and $95.0 million in outstanding borrowings under the Revolver at  March 31, 2023 and  December 31, 2022, respectively.  Revolving loans borrowed under the CSA mature on  September 1, 2026. During January 2023, the Company amended its CSA and related interest rate swap agreements to transition the reference rate from LIBOR to SOFR effective January 31, 2023.

The weighted-average interest rate in effect for the variable-rate portion of our outstanding borrowings ($40.0 million at  March 31, 2023 and $35.0 million at December 31, 2022) was 5.78% at March 31, 2023 and 5.51% at December 31, 2022 and consisted of SOFR plus the Company's credit spread at  March 31, 2023 and LIBOR plus the Company’s credit spread at December 31, 2022, as determined per the terms of the CSA. In order to manage our interest rate exposure on the remaining borrowings, and as further described in Note 9, "Derivative Instruments and Hedging Activities", the Company is party to the 2021 Swaps, each with an aggregate notional amount of $30 million, or $60 million in the aggregate, the effect of which is to fix the SOFR portion (or, for periods prior to January 31, 2023, the LIBOR portion) of the interest rate on a portion of our outstanding debt on our Revolver. In periods prior to January 31, 2023, the 2021 Swaps required the Company to pay interest on the notional amount at the rate of 1.3055% and 1.3180%, respectively, in exchange for the one-month LIBOR rate. Effective January 31, 2023, in connection with the Company's transition of its reference rate from LIBOR to SOFR as further described in Recently Adopted Accounting Standards in Note 1, "Basis of Presentation and Accounting Policies", the 2021 Swaps require the Company to pay interest on the notional amount at the rate of 1.334% and 1.348%, respectively, in exchange for the daily SOFR rate plus 10 basis points. The effective rate of interest for our outstanding borrowings, including the impact of the 2021 Swaps, was 3.79% and 3.57%, respectively, as of March 31, 2023 and December 31, 2022. The Company incurred $1.0 million and $0.7 million of interest expense during the three months ended March 31, 2023 and March 31, 2022, respectively in connection with interest due on its outstanding borrowings under the CSA during each period, the effects of the 2021 Swaps and amortization of deferred financing costs.

The CSA contains customary representations and warranties, covenants and events of default.  In addition, the CSA contains financial covenants that measure (i) the ratio of the Company’s total funded indebtedness, on a consolidated basis, less the aggregate amount of all unencumbered cash and cash equivalents, to the amount of the Company’s consolidated EBITDA (“Leverage Ratio”) and (ii) the ratio of the amount of the Company’s consolidated EBITDA to the Company’s consolidated fixed charges (“Fixed Charge Coverage Ratio”).  If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At March 31, 2023, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Fixed Charge Coverage Ratio.

Subsequent to March 31, 2023, the Company made a voluntary payment of $12.5 million towards its Revolver balance, bringing the outstanding borrowings under the Revolver to $87.5 million as of April 30, 2023.

11.	INCOME TAXES

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

As a result of the expiration of the statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s consolidated financial statements at March 31, 2023.  The Company’s liabilities for uncertain tax positions totaled $25.2 million and $24.8 million at March 31, 2023 and December 31, 2022, respectively, of which $5.6 million are expected to be resolved during 2023 by way of expiration of the related statute of limitations.  These amounts, if recognized, would reduce the Company’s effective tax rate.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes. During the three months ended March 31, 2023 and 2022, the Company recognized $0.1 million and $0.2 million, respectively, in interest and penalties in the condensed consolidated statements of operations.  The Company has approximately $4.0 million accrued for the payment of interest and penalties at each of March 31, 2023 and December 31, 2022, which is included in liability for uncertain tax positions in the condensed consolidated balance sheets.

12.	RETIREMENT, SAVINGS AND DEFERRED COMPENSATION PLANS

The Company maintains the Bel Fuse Inc. Employees’ Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended. The expense for the three months ended March 31, 2023 and 2022 amounted to $0.4 million for each period.  The Company’s matching contribution is made in the form of Bel Fuse Inc. Class A common stock. As of March 31, 2023, the plan owned 292,901 and 91,654 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company also maintains a Nonqualified Deferred Compensation Plan (the "DCP").  With certain exceptions, the Company's contributions to the DCP are discretionary and become fully vested by the participants upon reaching age 65.  The expense for the three months March 31, 2023 and 2022 amounted to less than $0.1 million during each period. As the plan is fully funded, the assets and liabilities related to the DCP were in equal amounts of $0.7 million at March 31, 2023 and $0.7 million at December 31, 2022.  These amounts are included in other assets and other liabilities, respectively, on the accompanying condensed consolidated balance sheets as of each date.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  The expense for the three months ended March 31, 2023 and 2022 amounted to $0.6 million and $0.8 million, respectively.  As of December 31, 2021, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively. During the second quarter of 2022, the Company repurchased all shares back from the Asia retirement plan and no shares were owned by the plan as of March 31, 2023 or December 31, 2022.

The Company maintains a SERP, which is designed to provide a limited group of key management and other key employees of the Company with supplemental retirement and death benefits.  As discussed in Note 5 above, the Company has investments in a rabbi trust which are intended to fund the obligations of the SERP.

The components of SERP expense are as follows:

	Three Months Ended
	March 31,
	2023	2022
Service cost	$92	$126
Interest cost	221	159
Net amortization	18	78
Net periodic benefit cost	$331	$363

The service cost component of net benefit cost is presented within cost of sales, research and development costs or selling, general and administrative expense on the accompanying condensed consolidated statements of operations, in accordance with where compensation cost for the related associate is reported.  All other components of net benefit cost, including interest cost and net amortization noted above, are presented within other income (expense), net in the accompanying condensed consolidated statements of operations.

The following amounts are recognized net of tax in accumulated other comprehensive loss:

	March 31,	December 31,
	2023	2022
Prior service cost	$303	$334
Net loss	(2,203)	(2,216)
	$(1,900)	$(1,882)

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at  March 31, 2023 and December 31, 2022 are summarized below:

	March 31,	December 31,
	2023	2022

Foreign currency translation adjustment, net of taxes of ($378) at March 31, 2023 and ($369) at December 31, 2022	$(21,109)	$(23,107)
Unrealized gains on interest rate swap cash flow hedge, net of taxes of $0 at March 31, 2023 and $0 at December 31, 2022	4,645	5,539
Unrealized holding gains on marketable securities, net of taxes of ($7) at March 31, 2023 and ($7) at December 31, 2022	19	18
Unfunded SERP liability, net of taxes of $883 at March 31, 2023 and $879 at December 31, 2022	1,017	1,004

Accumulated other comprehensive loss	$(15,428)	$(16,546)

Changes in accumulated other comprehensive loss by component during the three months ended March 31, 2023 are as follows.  All amounts are net of tax.

		Unrealized	Unrealized
	Foreign Currency	Gains (Losses) on	Holding Gains
	Translation	Interest Rate Swap	(Losses) on	Unfunded
	Adjustment	Cash Flow Hedge	Marketable Securities	SERP Liability		Total

Balance at December 31, 2022	$(23,107)	$5,539	$18	$1,004		$(16,546)
Other comprehensive (loss) income before reclassifications	1,617	(408)	1	(1)		1,209
Amount reclassified from accumulated other comprehensive loss	381	(486)	-	14	(a)	(91)
Net current period other comprehensive (loss) income	1,998	(894)	1	13		1,118

Balance at March 31, 2023	$(21,109)	$4,645	$19	$1,017		$(15,428)

(a) This reclassification relates to the amortization of prior service costs and gains/losses associated with the Company's SERP Plan. This expense is reflected in other income (expense), net on the accompanying condensed consolidated statements of operations.

14.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is party to a number of legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material adverse effect on the Company's consolidated results of operations or consolidated financial position.

On June 23, 2021, a patent infringement lawsuit styled Bel Power Solutions, Inc. v. Monolithic Power Systems, Inc., Case Number 6:21cv00655, was filed in the United States District Court for the Western District of Texas (Waco Division) by Bel Power Solutions, Inc. against Monolithic Power Systems, Inc. ("MPS") for infringement of various patents directed towards systems, methods and articles of manufacture that provide a substantial improvement in power control for circuits, including novel and unique point-of-load regulators. The Court scheduled trial for August 2023.

In connection with the Company's 2014 acquisition of the Power-One Power Solutions business ("Power Solutions") of ABB Ltd., there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or “BPS China”) for the years 2004 to 2006.  In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim.  In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court’s ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China.  An appeal was filed on July 18, 2015 before the Regional Tax Commission of Florence and rejected. On December 5, 2016, the Arezzo Revenue Agency filed an appeal with the Supreme Court and BPS China filed a counter-appeal on January 4, 2017.   The Supreme Court has yet to render its judgment. The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying condensed consolidated balance sheets at March 31, 2023 and December 31, 2022. As Bel is fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying condensed consolidated balance sheets at  March 31, 2023 and December 31, 2022.

In connection with the Company's 2021 acquisition of EOS Power ("EOS"), there is an ongoing claim asserted with respect to EOS by the Principal Commissioner of Customs (Preventive), Mumbai related to customs duties and imposed fines and penalties dating back to 1994. The original demand was in the amount of approximately $1.4 million, of which EOS has paid $0.5 million. EOS filed an Appeal in 2016 which is pending with the Customs, Excise and Service Tax Appellate Tribunal in Mumbai related to the $0.9 million balance of the original demand net of EOS' payment. As part of the EOS acquisition agreement entered into in March 2021, the Company is indemnified for this matter for a period of 7 years from the acquisition date. The Company is unable to determine at this time what amount, if any, may ultimately be due in connection with this claim. As such, no estimate was accrued as of March 31, 2023.

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

	Three Months Ended March 31, 2023
	Connectivity	Power Solutions	Magnetic	Corporate
	Solutions	and Protection	Solutions	Segment	Total
Revenue	$53,396	$83,181	$35,767	$-	$172,344
Gross Profit	18,196	29,680	8,168	(2,380)	53,664
Gross Profit %	34.1%	35.7%	22.8%	nm	31.1%

	Three Months Ended March 31, 2022
	Connectivity	Power Solutions	Magnetic	Corporate
	Solutions	and Protection	Solutions	Segment	Total
Revenue	$43,713	$58,790	$34,215	$-	$136,718
Gross Profit	11,596	15,938	6,890	(300)	34,124
Gross Profit %	26.5%	27.1%	20.1%	nm	25.0%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2022 Annual Report on Form 10-K and our consolidated financial statements and related notes set forth in Item 8 of Part II of our 2022 Annual Report on Form 10-K. See Part II, Item 1A, “Risk Factors,” below and “Cautionary Notice Regarding Forward-Looking Information,” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our Forward-Looking Statements. All statements herein regarding the anticipated or likely impact of COVID-19 constitute Forward-Looking Statements.  All amounts and percentages are approximate due to rounding and all dollars in the text are in millions, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Condensed Consolidated Financial Statements,” unless the context indicates otherwise.  All amounts noted within the tables are in thousands and amounts and percentages are approximate due to rounding.

Overview

Our Company

We design, manufacture and market a broad array of products that power, protect and connect electronic circuits.  These products are primarily used in the networking, telecommunications, computing, general industrial, high-speed data transmission, military, commercial aerospace, transportation and eMobility industries.  Our portfolio of products also finds application in the automotive, medical, broadcasting and consumer electronics markets.

We operate through three product group segments, in addition to a Corporate segment. In the three months ended March 31, 2023, 48% of our revenues were derived from Power Solutions and Protection, 31% from Connectivity Solutions and 21% from our Magnetic Solutions operating segment.

Our operating expenses are driven principally by the cost of labor where the factories that we use are located, the cost of the materials that we use and our ability to effectively and efficiently manage overhead costs.  As labor and material costs vary by product line and region, any significant shift in product mix can have an associated impact on our costs of sales.  Costs are recorded as incurred for all products manufactured.  Such amounts are determined based upon the estimated stage of production and include materials, labor cost and fringes and related allocations of factory overhead. Our products are manufactured at various facilities in the U.S., Mexico, Dominican Republic, England, Czech Republic, Slovakia, India and the People’s Republic of China (PRC).

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

The Effects of COVID-19 on Bel’s Business

We continue to be focused on the safety and well-being of our associates around the world in light of COVID-19 and the variants of COVID that have followed.  A significant amount of products we manufacture are utilized in military, medical and networking applications, and are therefore deemed essential by many of the jurisdictions in which we operate. Our management team closely monitors the situation at each of our facilities and has been able to effectively respond in implementing our business continuity plans around the world.  Protective measures, where possible, remain in place throughout our facilities.  The majority of our office staff now follow a hybrid work schedule.  The combination of protective measures at our factories coupled with remote work arrangements have enabled us to maintain operations, including financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.

Over the past several quarters, pandemic-related issues have created additional port congestion and intermittent supplier shutdowns and delays, resulting in additional expenses to expedite delivery of critical parts. In order to better control our costs, the expediting of raw material deliveries has been generally reserved for customer-specific requests for expedited timing whereby our end customer has agreed to pay the incremental fee.  Further, the majority of our product is shipped via air, and we have therefore been minimally impacted by ocean-related logistic constraints. During March 2022, the PRC government issued a notice with immediate effect whereby certain regions were temporarily shut down to perform widespread testing in response to a COVID outbreak in those regions and in accordance with Beijing’s "zero-tolerance" policy at the time.  Our Bel Power Solutions manufacturing facility in Shenzhen, China and our Magnetics TRP manufacturing facility in Changping, China were closed for approximately one week during the month of March 2022 while residents underwent testing. Upon the discontinuation of COVID protocols in the PRC in late 2022, we experienced approximately 3-4 weeks between December 2022 and January 2023 where the attendance rate of workers at our factories in the PRC were very low due to COVID outbreaks in the regions in which we operate. As of March 31, 2023 (following the Lunar New Year holiday), attendance rates at all of our factories in the PRC were in the 90%-95% range. We do not believe the aforementioned low attendance rates had a material impact on Bel's financial results in the first quarter of 2023. To date, the COVID-related transportation delays and local outbreaks have not materially impacted our ability to operate our business or achieve our business goals.

Based on our analysis of ASC 350 and ASC 360 during the three months ended March 31, 2023, we are not aware of any potential triggering events for impairment of our goodwill, indefinite-lived intangible assets or finite-lived assets.  We will continue to assess the relevant criteria on a quarterly basis based on updated cash flow and market assumptions.  Unfavorable changes in cash flow or market assumptions could result in impairment of these assets in future periods.

As our operations have continued, albeit at slightly reduced production and efficiency rates, we have not experienced a negative impact on our liquidity to date.  Our balance of cash on hand continues to be strong at $77.8 million at March 31, 2023  as compared to $70.3 million at December 31, 2022.  We also have availability under our current revolving credit facility; as of March 31, 2023, we could borrow an additional $75.0 million while still being in compliance with our debt covenants.  However, any further pressure or negative impact to our financial results related to COVID would have a related negative impact on our financial covenants outlined in our credit agreement, which would impact the amount available to borrow under our revolving credit facility.  Our management team closely monitors the rapidly changing COVID situation and has developed plans which could be implemented to minimize the impact to our Company in the event the situation deteriorates.

Our statements regarding the future impact of COVID-19 represent Forward-Looking Statements.  See “Cautionary Notice Regarding Forward-Looking Information.”

Other Key Factors Affecting our Business

We believe that, in addition to uncertainties around COVID-19, the Russia-Ukraine conflict and recent global inflationary pressures on the costs of goods and services in general, the key factors affecting our results for the three months ended March 31, 2023 and/or future results include the following:

•

Revenues – Our revenues in the first three months of 2023 were up $35.6 million, or 26.1% as compared to the same period of 2022.  The increase was primarily seen within our Power Solutions and Protection group from higher sales of our front-end and board mount power products, and recent power design wins moving into production within the eMobility end market.  Our Connectivity Solutions group was also a significant contributor to our sales growth in the first quarter of 2023, driven by increased sales to customers in the commercial aerospace and military end markets.

•

Backlog – Our backlog of orders amounted to $510.0 million at March 31, 2023, a decrease of $55.3 million, or 10%, from December 31, 2022.  From year-end 2022 to March 31, 2023, we saw a 10% decrease in the backlog for our Power Solutions and Protection business, a decline in backlog of 20% in our Magnetics business and a 2% decrease in backlog level at our Connectivity Solutions business.  Order volumes in general have been lower in recent quarters which we believe to be due in part to our customers' working through inventory on hand.

•

Product Mix – Material and labor costs vary by product line and any significant shift in product mix between higher- and lower-margin product lines will have a corresponding impact on our gross margin percentage.  In general, our Connectivity products have historically had the highest contribution margins of our three product groups given the harsh environment and high-reliability nature of these products and the end markets they serve.  Our Power products have a higher cost bill of materials and are impacted to a greater extent by changes in material costs.  As our Magnetic Solutions products are more labor intensive in nature, margins on these products are impacted to a greater extent by minimum and market-based wage increases in the PRC and fluctuations in foreign exchange rates between the U.S. Dollar and the Chinese Renminbi.  Fluctuations in revenue volume among our product groups will have a corresponding impact on our profit margins.  See "Results of Operations - Summary by Operating Segment - Revenue and Gross Margin" below for further details.

•

Pricing and Availability of Materials – There have been ongoing supply constraints related to components that constitute raw materials in our manufacturing processes, particularly with capacitors, discrete semiconductors and copper. Lead times have been extended and the reduction in supply also caused an increase in prices for certain of these components. Beginning in late-2022, there has been some stabilization of raw material pricing and availability for a portion of the components that we purchase, but in general supply constraints continue to be a challenge and we expect this environment to continue through at least the third quarter of 2023. Our material costs as a percentage of revenue were 43.5% of sales during the first quarter of 2023, down slightly from 44.6% during the first quarter of 2022 as a result of a favorable shift in product mix and the impact of our pricing actions over the past year, offset in part by higher material costs in 2023.

•

Labor Costs – Labor costs represented 6.8% of revenue during the first three months of 2023 as compared to 9.5% of revenue during the same period of 2022.  The reduction in labor costs as a percentage of sales for the first quarter of 2023 was largely impacted by pricing actions taken by our Company over the past year and favorable exchange rate fluctuations in 2023 leading to lower labor costs at our PRC factories.

•	Inflationary Pressures - Inflationary pressures could continue to result in higher input costs, including those related to our raw materials, labor, freight, utilities, healthcare and other expenses. Our future operating results will depend, in part, on our continued ability to manage these fluctuations through pricing actions, cost savings initiatives and sourcing decisions.

•

Restructuring – During the third quarter of 2022, we launched a series of initiatives to simplify our operational footprint. In a project expected to be completed by end of the third quarter of 2023, we will initially be consolidating two of our Magnetics sites in Zhongshan and Pingguo, China, spread across 9 manufacturing buildings in total, and bringing them together into a single centralized site in the Binyang county of southwestern China. Further, within our Connectivity Solutions group, facility consolidation actions are underway in both the U.S. and Europe. In the U.S., our Tempe, Arizona and Melbourne, Florida sites are transitioning their manufacturing operations into our existing site in Waseca, Minnesota. The Tempe move was completed in the first quarter of 2023 and the Melbourne transition is expected to be completed in the fourth quarter of 2023. In Europe, we are exiting our facility in Sudbury, UK and consolidating those operations into our existing site in Chelmsford, UK, with this project on schedule for completion in the second quarter of 2023. The aforementioned restructuring initiatives in the aggregate are expected to result in incremental future restructuring costs of approximately $2-3 million, of which the majority is expected to be expensed in the second quarter of 2023 with a smaller portion expected to be expensed in the third quarter of 2023.  Aggregate annual cost savings are estimated at approximately $5.0 million, which we anticipate to begin to realize during the fourth quarter of 2023. We will continue to review our operations to optimize our business, which may result in restructuring costs being recognized in future periods. The preceding sentences represent Forward-Looking Statements. See "Cautionary Notice Regarding Forward-Looking Information."

•

Impact of Foreign Currency – As further described below, during the three months ended March 31, 2023, labor and overhead costs were $0.9 million lower than the corresponding 2022 period primarily due to a favorable foreign exchange environment involving the Chinese Renminbi and Euro as compared to the prior year period.  Also as described below, we realized foreign exchange transactional losses of $0.2 million during the three months ended March 31, 2023, due to the fluctuation of the spot rates of certain currencies in effect when translating our balance sheet accounts at March 31, 2023 versus those in effect at December 31, 2022. Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars.  Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results and the revaluation of certain intercompany as well as third-party transactions to and from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact to our consolidated statements of operations and cash flows.  We were favorably impacted by transactional foreign exchange gains in the first three months of 2023 due to the depreciation of the Chinese Renminbi and Euro against the U.S. dollar as compared to exchange rates in effect during 2022.  We have significant manufacturing operations located in in the PRC where labor and overhead costs are paid in local currency.  As a result, the U.S. Dollar equivalent costs of these operations were $0.9 million lower in the three months ended March 31, 2023 as compared to the comparable period in 2022.  We monitor changes in foreign currencies and have historically implemented foreign currency forward contracts, and may continue to implement pricing actions to help mitigate the impact that changes in foreign currencies may have on our consolidated operating results. The preceding sentence represents a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Information."

•

Effective Tax Rate – Our effective tax rate will fluctuate based on the geographic regions in which our pretax profits are earned.  Of the geographic regions in which we operate, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of our three geographical regions.  See Note 11, “Income Taxes”.

Results of Operations - Summary by Operating Segment

Revenue and Gross Margin

Our revenue and gross margin by operating segment for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31,
	Revenue		Gross Margin
	2023	2022	2023	2022
Connectivity solutions	$53,396	$43,713	34.1%	26.5%
Magnetic solutions	35,767	34,215	22.8%	20.1%
Power solutions and protection	83,181	58,790	35.7%	27.1%
	$172,344	$136,718	31.1%	25.0%

Connectivity Solutions:

Sales of our Connectivity Solutions products increased by $9.7 million (22%) during the first quarter of 2023 as compared to the first quarter of 2022.  This increase was primarily due to an $8.4 million (135%) increase in sales into the commercial aerospace end market and a $1.2 million (14%) increase in sales into the military end market versus the first quarter of 2022. There was also an increased volume of Connectivity Solutions products sold through our distribution channels during the first quarter of 2023, providing an incremental $2.0 million of sales versus the first quarter of 2022.  These sales increases were partially offset by lower sales of products used in the industrial premise wiring and 5G/IOT markets. Gross margins for the first quarter 2023 showed a significant improvement as compared to the first quarter of 2022, driven by the renewal of several multi-year contracts in this segment in recent quarters. This enabled the Connectivity segment to realign profitability given its rising input costs over the past year and additional overhead needed to accommodate current demand levels.

Magnetic Solutions:

Sales of our Magnetic Solutions products improved by $1.6 million (4.5%) during the three months ended March 31, 2023 as compared to the first quarter of 2022. Demand for our Magnetic Solutions products from our networking customers has been the primary driver of the sales increase. The higher sales volume, coupled with pricing actions over the past year and favorable exchange rates with the Chinese Renminbi versus the U.S. dollar, were the primary drivers of gross margin improvement for this product group from last year's first quarter.

Power Solutions and Protection:

Sales of our Power Solutions and Protection products were higher by $24.4 million (41.5%) during the first quarter of 2023 as compared to the first quarter of 2022.  This increase was primarily driven by higher sales of our front-end power products ($12.8 million) and board-mount power products ($3.9 million). Sales of our eMobility power products increased by $2.5 million as compared to the first quarter of 2022, and invoicing for expedite fees was $4.6 million higher in the first quarter of 2023 versus last year's first quarter. These increases were offset by a $3.2 million reduction in sales of our circuit protection products during those same periods. Gross margin improved in the first quarter of 2023 versus the first quarter of 2022 as pricing actions, higher sales volume, favorable exchange rates with the Chinese Renminbi versus the U.S. dollar, and a favorable shift in product mix offset the impact of increased material costs.

Cost of Sales

Cost of sales as a percentage of revenue for the three months ended March 31, 2023 and 2022 consisted of the following:

	Three Months Ended
	March 31,
	2023	2022
Material costs	43.5%	44.6%
Labor costs	6.8%	9.5%
Other expenses	18.6%	20.9%
Total cost of sales	68.9%	75.0%

Material costs as a percentage of sales during the three months ended March 31, 2023 were down slightly compared to the first quarter of 2022, as pricing actions taken over the past year are helping to offset the continued heightened cost of certain raw materials.  Labor costs as a percentage of sales have decreased significantly from the first quarter of 2022 due to a variety of factors, including the shift in product mix resulting in a lower consolidated percentage of sales from of our labor-intensive Magnetic products, lower labor costs in China due to the favorable fluctuation in the Chinese Renminbi exchange rate versus the U.S. Dollar, and contract renewals within the Connectivity segment which enabled us to align with current costs of material and labor, thereby improving profitability within that segment.

The other expenses noted in the table above include fixed cost items such as support labor and fringe, depreciation and amortization, and facility costs (rent, utilities, insurance).  In total, these other expenses increased during the three months ended March 31, 2023 by $3.3 million as compared to the first quarter of 2022.  Towards the end of the first quarter of 2022, our Connectivity segment increased its production capacity to accommodate the ramp-up in commercial aerospace demand, leading to higher support labor and overhead costs. The first quarter of 2023 includes a full quarter of these incremental costs. In addition, global wage rate increases, both inflationary and government-mandated increases to minimum wage rates, have led to higher fixed costs in the first quarter of 2023 as compared to the first quarter of 2022.

Research and Development ("R&D") Expense

R&D expense amounted to $5.2 million and $5.0 million for the three months ended March 31, 2023 and 2022, respectively.

Selling, General and Administrative Expense (“SG&A”)

SG&A expenses were $25.3 million for the first quarter of 2023, up from $21.0 million in the first quarter of 2022.  This increase in SG&A was largely the result of higher SG&A salaries and fringe benefits of $2.8 million and incremental litigation costs of $1.6 million associated with the MPS patent infringement lawsuit further described in Note 14, "Commitments and Contingencies".

Other Income (Expense), Net

Other income (expense), net was less than $0.1 million and ($0.8) million for the three months ended March 31, 2023 and 2022, respectively. The year-over-year movements within this line item were largely driven by market fluctuations in our SERP investments which resulted in a gain of $0.4 million and a loss of $0.8 million during the three months ended March 31, 2023 and 2022, respectively.

Provision for Income Taxes

Our effective tax rate will fluctuate based on the geographic regions in which our pretax profits are earned.  Of the geographic regions in which we operate, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of our three geographical regions.  See Note 11, “Income Taxes”.

The provision for income taxes was $4.2 million and $1.6 million for the three months ended March 31, 2023 and March 31, 2022, respectively. Our earnings before income taxes for the three months ended March 31, 2023 were $12.1 million higher than the same period in 2022, primarily attributable to an increase in the income from the North America and Europe regions, offset by a decrease in the Asia regions. Our effective tax rate was relatively consistent at 22.2% and 23.6% for the three months ended March 31, 2023 and 2022, respectively, affected by tax rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions.

Liquidity and Capital Resources

Our principal sources of liquidity include $77.8 million of cash and cash equivalents at March 31, 2023, cash provided by operating activities and borrowings available under our credit facility.  We expect to use this liquidity for operating expenses, investments in working capital, capital expenditures, interest, taxes, dividends, debt obligations and other long-term liabilities. We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, both in the next twelve months and in the longer term.

Cash Flow Summary

During the three months ended March 31, 2023, our cash and cash equivalents increased by $7.6 million.  This increase was primarily due to the following:

•	net cash provided by operating activities of $16.8 million; and
•	borrowings under our revolving credit facility of $5.0 million; partially offset by
•	purchases of property, plant and equipment of $3.8 million;
•	payments for our equity method investment in innolectric of $10.0 million; and
•	dividend payments of $0.8 million.

During the three months ended March 31, 2023, accounts receivable increased by $1.3 million due to higher sales volume in the first quarter.  Days sales outstanding (DSO) decreased slightly to 57 days at March 31, 2023 as compared to 58 days at December 31, 2022.  Inventory decreased by $7.7 million at March 31, 2023 compared to December 31, 2022, to accommodate the continued increase in product orders.  Inventory turns were 2.9 at March 31, 2023 as compared to 2.6 at December 31, 2022.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 32.5% of our total assets at March 31, 2023 and 31.7% of total assets at December 31, 2022. Our current ratio (i.e., the ratio of current assets to current liabilities) was 2.9 to 1 at March 31, 2023 and 2.8 to 1 at December 31, 2022. At March 31, 2023 and December 31, 2022, $62.1 million and $50.1 million, respectively (or 80% and 71%, respectively), of our cash and cash equivalents was held by our foreign subsidiaries.  We did not repatriate any funds from outside of the U.S. during the three months ended March 31, 2023. We continue to analyze our global working capital and cash requirements and the potential tax liabilities attributable to further repatriation, and we have yet to make any further determination regarding repatriation of funds from outside the U.S. to fund our U.S. operations in the future.  In the event these funds were needed for our U.S. operations, we would be required to accrue and pay U.S. state taxes and any applicable foreign withholding taxes to repatriate these funds.

Future Cash Requirements

We expect foreseeable liquidity and capital resource requirements to be met through existing cash and cash equivalents and anticipated cash flows from operations, as well as borrowings available under our revolving credit facility, if needed.  Our material cash requirements arising in the normal course of business are outlined in Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.  There were no material changes to our future cash requirements during the three months ended March 31, 2023.

Credit Facility

In September 2021, we entered into the CSA, as further described in Note 10, "Debt".  During January 2023, we amended our CSA and related interest rate swap agreements to transition the reference rate from LIBOR to a Secured Overnight Financing Rate ("SOFR") effective January 31, 2023. The CSA contains customary representations and warranties, covenants and events of default.  In addition, the CSA contains financial covenants that measure (i) the ratio of our total funded indebtedness, on a consolidated basis, less the aggregate amount of all unencumbered cash and cash equivalents, to the amount of our consolidated EBITDA (“Leverage Ratio”) and (ii) the ratio of the amount of our consolidated EBITDA to our consolidated fixed charges (“Fixed Charge Coverage Ratio”).  If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At March 31, 2023, we were in compliance with our debt covenants, including the most restrictive covenant, the Fixed Charge Coverage Ratio. The unused credit available under the credit facility at March 31, 2023 was $75.0 million, all of which we had the ability to borrow without violating our Leverage Ratio covenant based on our existing consolidated EBITDA. Subsequent to March 31, 2023, we made a voluntary payment of $12.5 million towards our Revolver balance, bringing the outstanding borrowings under the Revolver to $87.5 million as of April 30, 2023.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements include certain amounts that are based on management's best estimates and judgments.  We base our estimates on historical experience and on various other assumptions, including in some cases future projections, that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  Different assumptions and judgments could change the estimates used in the preparation of the condensed consolidated financial statements, which, in turn, could change the results from those reported.  Management evaluates its estimates, assumptions and judgments on an ongoing basis.

Based on the above, we have determined that our most critical accounting estimates are those related to business combinations, inventory valuation, goodwill and other indefinite-lived intangible assets, and those related to our pension benefit obligations. For a detailed discussion of our critical accounting estimates, refer to “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes in our critical accounting policies, judgments and estimates, including assumptions or estimation techniques utilized, as compared to those disclosed in our 2022 Annual Report on Form 10-K.

Recent Accounting Pronouncements

The discussion of new financial accounting standards applicable to our Company is incorporated herein by reference to Note 1 to the Company’s Financial Statements, “Basis of Presentation and Accounting Policies,” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 1A. Risk Factors

The risk factors described in Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 should be carefully considered before making an investment decision. These are the risk factors that we consider to be the most significant risk factors, but they are not the only risk factors that should be considered in making an investment decision. This Quarterly Report on Form 10-Q also contains Forward-Looking Statements that involve risks and uncertainties. See the "Cautionary Notice Regarding Forward-Looking Information," above. Our business, consolidated financial condition and consolidated results of operations could be materially adversely affected by any of the risk factors described, under "Cautionary Notice Regarding Forward-Looking Information" or with respect to specific Forward-Looking Statements presented herein. The trading price of our securities could decline due to any of these risks, and investors in our securities may lose all or part of their investment. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially adversely affect our business in the future.  Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6. Exhibits

Exhibits:

10.1	First Amendment Agreement, dated as of January 12, 2023, to Amended and Restated Credit and Security Agreement, dated as of September 2, 2021, by and among Bel Fuse Inc., as Borrower, KeyBank National Association, as Administrative Agent, Swing Line Lender and Issuing Lender, and the other lenders identified therein, is incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on March 10, 2023.

10.2	Conformed Amended and Restated Credit and Security Agreement, dated as of September 2, 2021 (reflecting changes thereto pursuant to First Amendment Agreement dated as of January 12, 2023), by and among Bel Fuse Inc., as Borrower, KeyBank National Association, as Administrative Agent, Swing Line Lender and Issuing Lender, and the other lenders identified therein, is incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on March 10, 2023.

10.3	Amended Confirmation of Transaction, by and between Bel Fuse Inc. and PNC Bank, National Association, dated as of January 18, 2023, is incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on March 10, 2023.

10.4	Amended Confirmation of Transaction, by and between Bel Fuse Inc. and KeyBank National Association, dated as of January 18, 2023, is incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on March 10, 2023.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

*   Filed herewith.

** Submitted herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEL FUSE INC.
May 5, 2023
By:	/s/ Daniel Bernstein
Daniel Bernstein
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Farouq Tuweiq
Farouq Tuweiq
Chief Financial Officer (Principal Financial Officer)