Form 10-Q
period 2023-06-30
BEL FUSE INC /NJ
filed 2023-08-04
CIK 729580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission File No. 000-11676

BEL FUSE INC.

(Exact name of registrant as specified in its charter)

300 Executive Drive, Suite 300
West Orange, NJ  07052
(201) 432-0463

(Address of principal executive offices and zip code)

(Registrant’s telephone number, including area code)

New Jersey	22-1463699
(State of incorporation)	(I.R.S. Employer Identification No.)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Class A Common Stock ($0.10 par value)	BELFA	Nasdaq Global Select Market
Class B Common Stock ($0.10 par value)	BELFB	Nasdaq Global Select Market

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐	No ☒

Title of Each Class	Number of Shares of Common Stock Outstanding as of August 1, 2023
Class A Common Stock ($0.10 par value)	2,141,589
Class B Common Stock ($0.10 par value)	10,637,760

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

These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1A of our 2022 Annual Report on Form 10-K, and the risks and other factors described in this and our other Quarterly Reports on Form 10-Q, and in our other reports and documents that we have filed or may file from time to time with the SEC, which could cause actual results to differ materially from these Forward-Looking Statements.  Any Forward-Looking Statements are qualified in the entirety by reference to such risk factors discussed throughout our 2022 Annual Report on Form 10-K, in this and our other Quarterly Reports on Form 10-Q and as described in our other reports and documents filed from time to time with the SEC.  Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the Forward-Looking Statements include but are not limited to:

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

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$65,053	$70,266
Accounts receivable, net of allowance for doubtful accounts of $1,632 and $1,552, respectively	106,913	107,274
Inventories	157,265	172,465
Unbilled receivables	13,226	18,244
Assets held for sale	-	1,466
Other current assets	11,797	11,693
Total current assets	354,254	381,408

Property, plant and equipment, net	38,446	36,833
Right-of-use assets	22,771	21,551
Related party note receivable	1,958	-
Equity method investment	11,009	-
Intangible assets, net	52,021	54,111
Goodwill	25,897	25,099
Deferred income taxes	10,466	7,281
Other assets	35,597	34,183
Total assets	$552,419	$560,466

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$51,754	$64,589
Accrued expenses	55,855	50,873
Operating lease liabilities, current	6,181	5,870
Other current liabilities	13,084	14,972
Total current liabilities	126,874	136,304

Long-term Liabilities:
Long-term debt	60,000	95,000
Operating lease liabilities, long-term	16,623	15,742
Liability for uncertain tax positions	19,536	24,798
Minimum pension obligation and unfunded pension liability	18,785	18,522
Deferred income taxes	1,107	1,257
Other liabilities	5,004	6,497
Total liabilities	247,929	298,120

Commitments and contingencies (see Note 15)

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,141,589 shares outstanding at each date (net of 1,072,769 restricted treasury shares)	214	214
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 10,637,760 and 10,642,760 shares outstanding at June 30, 2023 and December 31, 2022, respectively (net of 3,218,307 restricted treasury shares)	1,064	1,067
Treasury stock (unrestricted, consisting of 3,323 Class A shares and 17,342 Class B shares)	(349)	(349)
Additional paid-in capital	42,627	40,772
Retained earnings	277,790	237,188
Accumulated other comprehensive loss	(16,856)	(16,546)
Total stockholders' equity	304,490	262,346
Total liabilities and stockholders' equity	$552,419	$560,466

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net sales	$168,777	$170,572	$341,121	$307,290
Cost of sales	113,240	125,120	231,920	227,879
Gross profit	55,537	45,452	109,201	79,411

Research and development costs	6,006	4,661	11,229	9,505
Selling, general and administrative expenses	25,135	23,965	50,432	44,992
Restructuring charges	709	31	4,215	31
Gain on sale of property	(3,672)	-	(3,672)	-
Income from operations	27,359	16,795	46,997	24,883

Gain on sale of business	1,115	-	1,115	-
Interest expense	(908)	(779)	(1,890)	(1,467)
Other expense, net	(270)	(1,724)	(190)	(2,496)
Earnings before provision for income taxes	27,296	14,292	46,032	20,920

(Benefit from) provision for income taxes	(479)	(2,746)	3,685	(1,182)
Net earnings available to common stockholders	$27,775	$17,038	$42,347	$22,102

Net earnings per common share:
Class A common share - basic and diluted	$2.08	$1.30	$3.17	$1.68
Class B common share - basic and diluted	$2.19	$1.37	$3.34	$1.78

Weighted-average number of shares outstanding:
Class A common share - basic and diluted	2,142	2,144	2,142	2,145
Class B common share - basic and diluted	10,634	10,362	10,636	10,368

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net earnings available to common stockholders	$27,775	$17,038	$42,347	$22,102

Other comprehensive income (loss):
Currency translation adjustment, net of taxes of ($105), ($31), ($96) and ($43), respectively	(2,231)	(6,764)	(233)	(7,980)
Unrealized gains (losses) on interest rate swap cash flow hedge, net of taxes of $0 in all periods presented	789	1,008	(105)	3,992
Unrealized holding (losses) gains on marketable securities, net of taxes of $0 in all periods presented	-	(12)	1	(12)
Change in unfunded SERP liability, net of taxes of ($4), ($17), ($8) and ($35), respectively	14	61	27	122
Other comprehensive loss	(1,428)	(5,707)	(310)	(3,878)

Comprehensive income	$26,347	$11,331	$42,037	$18,224

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

			Accumulated
			Other	Class A	Class B		Additional
		Retained	Comprehensive	Common	Common	Treasury	Paid-In
	Total	Earnings	(Loss) Income	Stock	Stock	Stock	Capital

Balance at December 31, 2022	$262,346	$237,188	$(16,546)	$214	$1,067	$(349)	$40,772
Net earnings	14,572	14,572	-	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(128)	(128)	-	-	-	-	-
Class B Common Stock, $0.07/share	(747)	(747)	-	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	(1)	-	1
Foreign currency translation adjustment, net of taxes of $9	1,998	-	1,998	-	-	-	-
Unrealized losses on interest rate swap cash flow hedge, net of taxes of $0	(894)	-	(894)	-	-	-	-
Unrealized holding gains on marketable securities, net of taxes of $0	1	-	1	-	-	-	-
Stock-based compensation expense	902	-	-	-	-	-	902
Change in unfunded SERP liability, net of taxes of ($4)	13	-	13	-	-	-	-
Balance at March 31, 2023	278,063	250,885	(15,428)	214	1,066	(349)	41,675

Net earnings	27,775	27,775	-	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(128)	(128)	-	-	-	-	-
Class B Common Stock, $0.07/share	(742)	(742)	-	-	-	-	-
Issuance of restricted common stock	-	-	-	-	1	-	(1)
Forfeiture of restricted common stock	-	-	-	-	(3)	-	3
Foreign currency translation adjustment, net of taxes of ($105)	(2,231)	-	(2,231)	-	-	-	-
Unrealized gains on interest rate swap cash flow hedge	789	-	789	-	-	-	-
Stock-based compensation expense	950	-	-	-	-	-	950
Change in unfunded SERP liability, net of taxes of ($4)	14	-	14	-	-	-	-
Balance at June 30, 2023	$304,490	$277,790	$(16,856)	$214	$1,064	$(349)	$42,627

			Accumulated
			Other	Class A	Class B		Additional
		Retained	Comprehensive	Common	Common	Treasury	Paid-In
	Total	Earnings	(Loss) Income	Stock	Stock	Stock	Capital

Balance at December 31, 2021	$208,743	$187,935	$(18,863)	$214	$1,038	$-	$38,419
Net earnings	5,064	5,064	-	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(129)	(129)	-	-	-	-	-
Class B Common Stock, $0.07/share	(727)	(727)	-	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	(1)	-	1
Foreign currency translation adjustment, net of taxes of ($12)	(1,216)	-	(1,216)	-	-	-	-
Unrealized gains on interest rate swap cash flow hedge	2,984	-	2,984	-	-	-	-
Stock-based compensation expense	576	-	-	-	-	-	576
Change in unfunded SERP liability, net of taxes of ($17)	61	-	61	-	-	-	-
Balance at March 31, 2022	215,356	192,143	(17,034)	214	1,037	-	38,996

Net earnings	17,038	17,038	-	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(129)	(129)	-	-	-	-	-
Class B Common Stock, $0.07/share	(726)	(726)	-	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	(1)	-	1
Repurchase of treasury stock	(349)	-	-	-	-	(349)	-
Foreign currency translation adjustment, net of taxes of ($31)	(6,764)	-	(6,764)	-	-	-	-
Unrealized gains on interest rate swap cash flow hedge	1,008	-	1,008	-	-	-	-
Unrealized holding losses on marketable securities arising during the period, net of taxes of $0	(12)	-	(12)	-	-	-	-
Stock-based compensation expense	512	-	-	-	-	-	512
Change in unfunded SERP liability, net of taxes of ($17)	61	-	61	-	-	-	-
Balance at June 30, 2022	$225,995	$208,326	$(22,741)	$214	$1,036	$(349)	$39,509

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2023	2022

Cash flows from operating activities:
Net earnings	$42,347	$22,102
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,571	8,316
Stock-based compensation	1,851	1,087
Amortization of deferred financing costs	33	34
Deferred tax benefit	(3,128)	(2,965)
Net unrealized losses (gains) on foreign currency revaluation	505	(373)
Gain on sale of property	(3,672)	-
Gain on sale of business	(1,115)	-
Other, net	(1,124)	90
Changes in operating assets and liabilities:
Accounts receivable, net	(236)	(12,704)
Unbilled receivables	5,018	4,998
Inventories	13,473	(25,284)
Accounts payable	(11,544)	6,323
Accrued expenses	2,448	4,421
Accrued restructuring costs	2,343	(12)
Income taxes payable	3,856	2,214
Other operating assets/liabilities, net	(16,970)	2,899
Net cash provided by operating activities	40,656	11,146

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,081)	(3,546)
Payments for equity method investment	(9,975)	-
Proceeds from sale of property, plant and equipment	5,239	87
Proceeds from sale of business	5,198	-
Net cash used in investing activities	(6,619)	(3,459)

Cash flows from financing activities:
Dividends paid to common stockholders	(1,658)	(1,646)
Repayments under revolving credit line	(40,000)	-
Borrowings under revolving credit line	5,000	-
Purchase of treasury stock	-	(349)
Net cash used in financing activities	(36,658)	(1,995)

Effect of exchange rate changes on cash and cash equivalents	(2,592)	(1,618)

Net (decrease) increase in cash and cash equivalents	(5,213)	4,074
Cash and cash equivalents - beginning of period	70,266	61,756
Cash and cash equivalents - end of period	$65,053	$65,830

Supplementary information:
Cash paid during the period for:
Income taxes, net of refunds received	$10,358	$4,614
Interest payments	$2,762	$1,105
ROU assets obtained in exchange for lease obligations	$5,172	$5,734

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheets and statements of operations, comprehensive income, stockholders’ equity and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made.  The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.  There were no significant changes to these accounting policies during the six months ended June 30, 2023, except as discussed in “Recently Adopted Accounting Standards” below and as follows:

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

Recently Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides temporary optional guidance on contract modifications and hedging accounting to ease the financial reporting burdens of the market transition from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates. In January 2021, the FASB issued ASU 2021-01, which refined the scope of Topic 848 and clarified some of its guidance as part of the FASB’s monitoring of global reference rate activities. This updated guidance was effective upon issuance, and the Company was initially allowed to elect to apply the amendments prospectively through December 31, 2022.  In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848, which extended the date by which companies could elect to apply the amendments to December 31, 2024. During January 2023, the Company amended its credit agreement and related interest rate swap agreements to transition the reference rate from LIBOR to a Secured Overnight Financing Rate ("SOFR") effective January 31, 2023. In connection with these amendments, the Company adopted ASU 2020-04 in the first quarter of 2023 and elected to apply the relevant practical expedients within the guidance. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

On February 1, 2023, the Company closed on a noncontrolling (one-third) investment in Germany-based innolectric AG (“innolectric”) for consideration of €8.0 million (approximately $8.8 million as of the February 2023 closing). Transaction costs associated with the Company's investment in innolectric amounted to $1.3 million and these costs have been recorded as part of the carrying value of the investment. Under the terms of the investment agreement, if innolectric achieves certain profitability thresholds within a specified timeframe, the Company would be committed to acquiring the remaining shares of innolectric at that time. The accompanying condensed consolidated balance sheet reflects the fair value as of the February 2023 closing of the initial one-third equity method investment, inclusive of transaction costs, of $11.0 million, and an other liability of $1.0 million associated with the net fair value of the put and call options related to the remaining shares pursuant to the agreement in the event certain profitability thresholds are met.

This passive investment will create a strategic alliance that is focused on Electric Vehicles (“EV”) on-board power electronics, and in particular next generation fast-charging technology. With no product overlap, this relationship expands the Bel eMobility Power portfolio, further enhancing Bel's competitive position in this emerging field. Our investment in innolectric is accounted for using the equity method and we have determined that the innolectric investment is not a variable interest entity (VIE). Results from this investment have been included in Bel's Power Solution and Protection segment and amounted to a loss of $0.4 million during each of the three and six month periods ended June 30, 2023.

Related Party Transactions

From time to time, the Company provides cash loans to innolectric to fund working capital needs and further business development. During the first half of 2023, the Company provided loans to innolectric in the aggregate amount of €1.8 million (approximately $2.0 million). These loans bear interest at a rate of5% per annum. This balance is shown as a related-party note receivable on the accompanying condensed consolidated balance sheet at June 30, 2023.

3.	DIVESTITURE OF SUBSIDIARY

On June 1, 2023, the Company completed its divestment of Bel Stewart s.r.o., a former subsidiary in the Czech Republic which has historically been reported within Bel’s Connectivity Solutions segment. The business was sold to PEI Genesis (“PEI”) for total consideration of $5.2 million, subject to working capital adjustments. The divestment of this non-core business was a strategic decision which allows the Connectivity Solutions segment to focus on its main product categories serving customer end markets such as commercial air, defense, industrial and networking which better align with its long-term growth objectives.

The carrying amounts of the major classes of assets and liabilities included as part of the sale were as follows:

Cash and cash equivalents	$2,072
Accounts receivable	1,030
Inventories	1,310
Property, plant and equipment	326
Other assets	48
Accounts payable	(441)
Accrued expenses	(126)
Income taxes payable	(100)
Other current liabilities	(13)
Other long-term liabilities	(23)
Total net assets transferred	4,083
Consideration received	5,198
Gain on sale recognized	$1,115

4.	REVENUE

The following table provides information about disaggregated revenue by geographic region and sales channel, and includes a reconciliation of the disaggregated revenue to our reportable segments:

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	Connectivity Solutions	Power Solutions and Protection	Magnetic Solutions	Consolidated	Connectivity Solutions	Power Solutions and Protection	Magnetic Solutions	Consolidated

By Geographic Region:
North America	$44,233	$64,121	$11,345	$119,699	$87,245	$126,921	$21,700	$235,866
Europe	9,561	15,907	2,666	28,134	17,962	29,507	5,431	52,900
Asia	1,049	7,063	12,832	20,944	3,032	13,844	35,479	52,355
	$54,843	$87,091	$26,843	$168,777	$108,239	$170,272	$62,610	$341,121

By Sales Channel:
Direct to customer	$35,970	$62,022	$18,268	$116,260	$69,694	$121,636	$45,679	$237,009
Through distribution	18,873	25,069	8,575	52,517	38,545	48,636	16,931	104,112
	$54,843	$87,091	$26,843	$168,777	$108,239	$170,272	$62,610	$341,121

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
	Connectivity Solutions	Power Solutions and Protection	Magnetic Solutions	Consolidated	Connectivity Solutions	Power Solutions and Protection	Magnetic Solutions	Consolidated

By Geographic Region:
North America	$34,781	$52,407	$14,248	$101,436	$67,313	$94,755	$25,126	$187,194
Europe	8,354	11,101	3,121	22,576	17,568	20,486	5,592	43,646
Asia	2,961	7,518	36,081	46,560	4,928	14,574	56,948	76,450
	$46,096	$71,026	$53,450	$170,572	$89,809	$129,815	$87,666	$307,290

By Sales Channel:
Direct to customer	$28,544	$45,604	$39,515	$113,663	$54,597	$81,447	$65,254	$201,298
Through distribution	17,552	25,422	13,935	56,909	35,212	48,368	22,412	105,992
	$46,096	$71,026	$53,450	$170,572	$89,809	$129,815	$87,666	$307,290

The balances of the Company’s contract assets and contract liabilities at  June 30, 2023 and December 31, 2022 are as follows:

	June 30,	December 31,
	2023	2022

Contract assets - current (unbilled receivables)	$13,226	$18,244
Contract liabilities - current (deferred revenue)	$3,542	$8,847

The change in balance of our unbilled receivables from December 31, 2022 to June 30, 2023 primarily relates to a timing difference between the Company’s performance (i.e. when our product is shipped to a customer-controlled hub) and the point at which the Company can invoice the customer per the terms of the customer contract (i.e. when the customer pulls our product from the customer-controlled hub). Our deferred revenue balance at  December 31, 2022 and  June 30, 2023 primarily relates to customer prepayments on invoices related to surcharges and expedite fees, which will be recorded as revenue in the period in which the related finished goods are shipped to the customer.

5.	EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted net earnings per common share under the two-class method for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Numerator:
Net earnings	$27,775	$17,038	$42,347	$22,102
Less dividends declared:
Class A	128	129	257	258
Class B	742	726	1,490	1,453
Undistributed earnings	$26,905	$16,183	$40,600	$20,391

Undistributed earnings allocation - basic and diluted:
Class A undistributed earnings	$4,330	$2,664	$6,533	$3,356
Class B undistributed earnings	22,575	13,519	34,067	17,035
Total undistributed earnings	$26,905	$16,183	$40,600	$20,391

Net earnings allocation - basic and diluted:
Class A net earnings	$4,458	$2,793	$6,790	$3,614
Class B net earnings	23,317	14,245	35,557	18,488
Net earnings	$27,775	$17,038	$42,347	$22,102

Denominator:
Weighted-average shares outstanding:
Class A - basic and diluted	2,142	2,144	2,142	2,145
Class B - basic and diluted	10,634	10,362	10,636	10,368

Net earnings per share:
Class A - basic and diluted	$2.08	$1.30	$3.17	$1.68
Class B - basic and diluted	$2.19	$1.37	$3.34	$1.78

6.	FAIR VALUE MEASUREMENTS

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

As of June 30, 2023 and December 31, 2022, our equity securities primarily consisted of investments held in a rabbi trust which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations.  These securities are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs and amounted to $0.1 million at each of  June 30, 2023 and  December 31, 2022.

Throughout 2023 and 2022, the Company entered into a series of foreign currency forward contracts, the fair value of which was ($0.7) million at  June 30, 2023 and $0.4 million at  December 31, 2022.  The estimated fair value of foreign currency forward contracts is based on quotes received from the applicable counterparty, and represents the estimated amount we would receive or pay to settle the contracts, taking into consideration current exchange rates which can be validated through readily observable data from external sources (Level 2).

The Company is a party to two interest rate swap agreements as further described in Note 10, "Derivative Instruments and Hedging Activities".  The fair value of the interest rate swap agreements was $5.4 million at  June 30, 2023 and $5.5 million at  December 31, 2022, which was based on market data, and represents the estimated amount we would receive or pay to settle the agreements, taking into consideration current and projected future interest rates as well as the creditworthiness of the parties, all of which can be validated through readily observable data from external sources.

The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2023 or  June 30, 2022.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the six months ended June 30, 2023 or  June 30, 2022.

There were no financial assets accounted for at fair value on a nonrecurring basis as of  June 30, 2023 or December 31, 2022.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The fair value of the Company’s long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities.  At  June 30, 2023 and December 31, 2022, the estimated fair value of total debt was $59.9 million and $95.0 million, respectively, compared to a carrying amount of $60.0 million and $95.0 million, respectively.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of June 30, 2023.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets, long-lived assets and the net liability related to the put/call options pursuant to the innolectric investment agreement, are accounted for at fair value on a nonrecurring basis.  These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.  Based on the Company's assessment, it was concluded that no triggering events occurred during the six months ended June 30, 2023 or June 30, 2022.

During the second quarter of 2023, the Company completed its preliminary valuation of the innolectric equity method investment including the valuations of the put and call options noted in the related investment agreement. To estimate the fair value of the put and call options conditional on certain thresholds related to EBITDA, a variation of the income approach, known as the real options method was used, where innolectric’s EBITDA and equity were simulated in a risk-neutral framework using Geometric Brownian Motion.

7.	INVENTORIES

The components of inventories are as follows:

	June 30,	December 31,
	2023	2022
Raw materials	$69,996	$74,572
Work in progress	47,174	44,397
Finished goods	40,095	53,496
Inventories	$157,265	$172,465

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2023	2022
Land	$1,018	$1,098
Buildings and improvements	21,620	21,529
Machinery and equipment	117,650	118,358
Construction in progress	3,468	4,239
	143,756	145,224
Accumulated depreciation	(105,310)	(108,391)
Property, plant and equipment, net	$38,446	$36,833

Depreciation expense was $2.2 million and $2.3 million, respectively, for the three months ended  June 30, 2023 and 2022, and $4.2 million and $4.7 million, respectively, for the six months ended June 30, 2023 and 2022. Depreciation expense related to our manufacturing facilities and equipment is included in cost of sales and depreciation expense associated with administrative facilities and office equipment is included in selling, general and administrative expense within the accompanying condensed consolidated statements of operations.

At December 31, 2022, a total of $1.5 million of property was classified as assets held for sale on the accompanying condensed consolidated balance sheets related to our corporate headquarters in Jersey City, New Jersey. The Company closed on the sale of this property during the second quarter of 2023 for $5.9 million, resulting in a gain on sale of $3.7 million, which is recorded in the condensed consolidated statement of operations for the three and six months ended June 30, 2023.

9.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2023	2022
Salaries, bonuses and related benefits	$27,086	$27,422
Deferred revenue	3,542	8,847
Accrued restructuring costs	9,132	6,796
Sales commissions	2,159	2,521
Subcontracting labor	1,735	1,875
Warranty accrual	1,330	1,287
Other	10,871	2,125
	$55,855	$50,873

The change in warranty accrual during the six months ended June 30, 2023 primarily related to repair costs incurred and adjustments to pre-existing warranties.  There were no new material warranty charges incurred during the six months ended June 30, 2023.

Restructuring Activities:

Activity and liability balances related to restructuring costs for the six months ended June 30, 2023 are as follows:

		Six Months Ended
		June 30, 2023
	Liability at		Cash Payments	Liability at
	December 31,	New	and Other	June 30,
	2022	Charges	Settlements	2023
Severance costs	$3,390	$3,394	$(1,879)	$4,905
Other restructuring costs	3,406	821	-	4,227
Total	$6,796	$4,215	$(1,879)	$9,132

During the third quarter of 2022, a series of initiatives were launched to streamline our operational footprint. In a project expected to be completed by late-2023, two of our Magnetics sites in Zhongshan and Pingguo, China, are being consolidated into a single centralized site in the Binyang county of Southwestern China (the new Bel Guangxi facility). Further, facility consolidation actions within our Connectivity Solutions group have been underway in both the U.S. and Europe. During the first half of 2023, we completed the transition out of our Tempe, Arizona and Sudbury, UK facilities into other existing Bel sites. Our Melbourne, Florida site is in the process of transitioning its manufacturing operations into our existing site in Waseca, Minnesota, scheduled for completion by the end of 2023. The $4.2 million of restructuring charges incurred during the six months ended June 30, 2023, and the accrued restructuring costs of $9.1 million at June 30, 2023, are associated with these collective initiatives.

10.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

We held outstanding foreign currency forward contracts with notional amounts of $23.5 million and $25.7 million as of June 30, 2023 and December 31, 2022, respectively.  The Company's foreign currency forward contracts related to the Chinese renminbi are designated as cash flow hedges for accounting purposes and as such, changes in their fair value are recognized in accumulated other comprehensive loss in the consolidated balance sheet and are reclassified into the statement of operations within cost of goods sold in the period in which the hedged transaction affects earnings.

Interest Rate Swap Agreements

To partially mitigate risks associated with the variable interest rates on the revolver borrowings under the Company's credit agreement (as defined and described in Note 11, "Debt", below), in November 2021, we executed a pay-fixed, receive-variable interest rate swap agreement with each of two multinational financial institutions under which we, prior to the January 2023 amendment described below which transitioned the reference rate from LIBOR to SOFR, (i) paid interest at a fixed rate of 1.3055% and received variable interest of one-month LIBOR on a notional amount of $30.0 million and (ii) paid interest at a fixed rate of 1.3180% and received variable interest of one-month LIBOR on a notional amount of $30.0 million (as amended to date, the “2021 Swaps”).  The effective date of the 2021 Swaps was December 31, 2021, and settlements with the counterparties began on January 31, 2022 and occur on a monthly basis. The 2021 Swaps will terminate on August 31, 2026. In January 2023, and in connection with related changes to its credit agreement, the Company amended the 2021 Swaps to transition the related reference rates in these agreements from LIBOR to SOFR, effective January 31, 2023. Under the amended 2021 Swaps, the Company is required to pay interest on the notional amount at the rate of 1.334% and 1.348%, respectively, in exchange for the daily SOFR rate plus 10 basis points.

The 2021 Swaps are designated as cash flow hedges for accounting purposes and as such, changes in their fair value are recognized in accumulated other comprehensive loss in the consolidated balance sheet and are reclassified into the statement of operations within interest expense in the period in which the hedged transaction affects earnings.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 were as follows:

	Balance Sheet Classification	June 30, 2023	December 31, 2022
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Other current assets	$-	$359
Not designated as hedging instruments	Other current assets	157	-
Interest rate swap agreements:
Designated as a cash flow hedge	Other assets	5,433	5,539
Total derivative assets		$5,590	$5,898

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Other current liabilities	$897	$-
Total derivative liabilities		$897	$-

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net (losses) gains recognized in AOCL:
Foreign currency forward contracts	$(1,091)	$(679)	$(1,452)	$(525)
Interest rate swap agreements	1,351	924	943	3,733
	$260	$245	$(509)	$3,208

Net gains (losses) reclassified from AOCL to the consolidated statement of operations:
Foreign currency forward contracts	$(37)	$(140)	$114	$(73)
Interest rate swap agreements	562	(83)	1,048	(259)
	$525	$(223)	$1,162	$(332)

The losses related to the foreign currency forward contracts are included as a component of currency translation adjustment on the accompanying condensed consolidated statements of comprehensive income at June 30, 2023 and December 31, 2022.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 were as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Classification in Consolidated Statements of Operations	2023	2022	2023	2022
Foreign currency forward contracts	Other (expense) income, net	$34	$48	$34	$41
		$34	$48	$34	$41

11.	DEBT

The Company has a Credit and Security Agreement with KeyBank National Association (as amended, the "credit agreement" or the "CSA").  The CSA provides a $175 million 5-year senior secured revolving credit facility ("Revolver"), with a sublimit of up to $10 million available for letters of credit and a sublimit of up to $5 million available for swing line loans.  The Company had $60.0 million and $95.0 million in outstanding borrowings under the Revolver at  June 30, 2023 and  December 31, 2022, respectively.  Revolving loans borrowed under the CSA mature on  September 1, 2026. During January 2023, the Company amended its CSA and related interest rate swap agreements to transition the reference rate from LIBOR to SOFR effective January 31, 2023.

The weighted-average interest rate in effect for the variable-rate portion of our outstanding borrowings ($35.0 million at December 31, 2022) was 5.51% at December 31, 2022 and consisted of SOFR plus the Company's credit spread at  June 30, 2023 and LIBOR plus the Company’s credit spread at December 31, 2022, as determined per the terms of the CSA. No outstanding borrowings were subject to a variable interest rate at  June 30, 2023. In order to manage our interest rate exposure on the remaining borrowings, and as further described in Note 10, "Derivative Instruments and Hedging Activities", the Company is party to the 2021 Swaps, each with an aggregate notional amount of $30 million, or $60 million in the aggregate, the effect of which is to fix the SOFR portion (or, for periods prior to January 31, 2023, the LIBOR portion) of the interest rate on our outstanding debt on our Revolver (or such portion thereof up to the aggregate $60 million notional amount of the 2021 Swaps). In periods prior to January 31, 2023, the 2021 Swaps required the Company to pay interest on the notional amount at the rate of 1.3055% and 1.3180%, respectively, in exchange for the one-month LIBOR rate. Effective January 31, 2023, in connection with the Company's transition of its reference rate from LIBOR to SOFR as further described in Recently Adopted Accounting Standards in Note 1, "Basis of Presentation and Accounting Policies", the 2021 Swaps require the Company to pay interest on the notional amount at the rate of 1.334% and 1.348%, respectively, in exchange for the daily SOFR rate plus 10 basis points. The effective rate of interest for our outstanding borrowings, including the impact of the 2021 Swaps, was 2.47% and 3.57%, respectively, as of  June 30, 2023 and December 31, 2022. The Company incurred $0.9 million and $0.8 million of interest expense during the three months ended June 30, 2023 and 2022, respectively, and $1.9 million and $1.5 million during the six months ended June 30, 2023 and 2022, respectively, in connection with interest due on its outstanding borrowings under the CSA during each period, the effects of the 2021 Swaps and amortization of deferred financing costs.

The CSA contains customary representations and warranties, covenants and events of default.  In addition, the CSA contains financial covenants that measure (i) the ratio of the Company’s total funded indebtedness, on a consolidated basis, less the aggregate amount of all unencumbered cash and cash equivalents, to the amount of the Company’s consolidated EBITDA (“Leverage Ratio”) and (ii) the ratio of the amount of the Company’s consolidated EBITDA to the Company’s consolidated fixed charges (“Fixed Charge Coverage Ratio”).  If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At June 30, 2023, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Fixed Charge Coverage Ratio.

12.	INCOME TAXES

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

As a result of the expiration of the statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s condensed consolidated financial statements at June 30, 2023.  The Company’s liabilities for uncertain tax positions totaled $19.5 million and $24.8 million at June 30, 2023 and December 31, 2022, respectively, of which $5.6 million that was included in other current liabilities at December 31, 2022 was resolved during 2023 by way of expiration of the related statute of limitations.  These amounts, if recognized, would reduce the Company’s effective tax rate.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes. During the six months ended June 30, 2023 and 2022, the Company recognized $0.3 million in interest and penalties in the condensed consolidated statements of operations during each period.  The Company has approximately $1.9 million and $4.0 million accrued for the payment of interest and penalties at June 30, 2023 and December 31, 2022, respectively, which is included in liability for uncertain tax positions in the condensed consolidated balance sheets.

13.	RETIREMENT, SAVINGS AND DEFERRED COMPENSATION PLANS

The Company maintains the Bel Fuse Inc. Employees’ Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended. The expense for the three months ended June 30, 2023 and 2022 amounted to $0.3 million for each period. The expense for the six months ended June 30, 2023 and 2022 amounted to $0.7 million during each period. The Company’s matching contribution is made in the form of Bel Fuse Inc. Class A common stock. As of June 30, 2023, the plan owned 303,429 and 80,737 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company also maintains a Nonqualified Deferred Compensation Plan (the "DCP").  With certain exceptions, the Company's contributions to the DCP are discretionary and become fully vested by the participants upon reaching age 65.  The expense amounted to less than $0.1 million during each of the three months ended  June 30, 2023 and 2022 and amounted to $0.1 million during each of the six months ended June 30, 2023 and 2022. As the plan is fully funded, the assets and liabilities related to the DCP were in equal amounts of $0.8 million at June 30, 2023 and $0.7 million at December 31, 2022.  These amounts are included in other assets and other liabilities, respectively, on the accompanying condensed consolidated balance sheets as of each date.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  The expense for the three months ended June 30, 2023 and 2022 amounted to $0.3 million and $0.8 million, respectively.  The expense for the six months ended June 30, 2023 and 2022 amounted to $0.9 million and $1.6 million, respectively. As of December 31, 2021, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively. During the second quarter of 2022, the Company repurchased all shares back from the Asia retirement plan and no shares were owned by the plan as of June 30, 2023 or December 31, 2022.

The Company maintains a SERP, which is designed to provide a limited group of key management and other key employees of the Company with supplemental retirement and death benefits.  As discussed in Note 6 above, the Company has investments in a rabbi trust which are intended to fund the obligations of the SERP.

The components of SERP expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Service cost	$92	$126	$185	$251
Interest cost	221	159	443	318
Net amortization	18	78	35	156
Net periodic benefit cost	$331	$363	$663	$725

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

The following amounts are recognized net of tax in accumulated other comprehensive loss:

	June 30,	December 31,
	2023	2022
Prior service cost	$273	$334
Net loss	(2,190)	(2,216)
	$(1,917)	$(1,882)

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at  June 30, 2023 and December 31, 2022 are summarized below:

	June 30,	December 31,
	2023	2022

Foreign currency translation adjustment, net of taxes of ($273) at June 30, 2023 and ($369) at December 31, 2022	$(23,340)	$(23,107)
Unrealized gains on interest rate swap cash flow hedge, net of taxes of $0 at June 30, 2023 and $0 at December 31, 2022	5,434	5,539
Unrealized holding gains on marketable securities, net of taxes of ($7) at June 30, 2023 and ($7) at December 31, 2022	19	18
Unfunded SERP liability, net of taxes of $887 at June 30, 2023 and $879 at December 31, 2022	1,031	1,004

Accumulated other comprehensive loss	$(16,856)	$(16,546)

Changes in accumulated other comprehensive loss by component during the six months ended June 30, 2023 are as follows.  All amounts are net of tax.

		Unrealized	Unrealized
	Foreign Currency	Gains (Losses) on	Holding Gains
	Translation	Interest Rate Swap	(Losses) on	Unfunded
	Adjustment	Cash Flow Hedge	Marketable Securities	SERP Liability		Total

Balance at December 31, 2022	$(23,107)	$5,539	$18	$1,004		$(16,546)
Other comprehensive (loss) income before reclassifications	(119)	943	1	(1)		824
Amount reclassified from accumulated other comprehensive loss	(114)	(1,048)	-	28	(a)	(1,134)
Net current period other comprehensive (loss) income	(233)	(105)	1	27		(310)

Balance at June 30, 2023	$(23,340)	$5,434	$19	$1,031		$(16,856)

(a) This reclassification relates to the amortization of prior service costs and gains/losses associated with the Company's SERP Plan. This expense is reflected in other income (expense), net on the accompanying condensed consolidated statements of operations.

15.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is party to a number of legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material adverse effect on the Company's consolidated results of operations or consolidated financial position.

On June 23, 2021, a patent infringement lawsuit styled Bel Power Solutions, Inc. v. Monolithic Power Systems, Inc., Case Number 6:21cv00655, was filed in the United States District Court for the Western District of Texas (Waco Division) by Bel Power Solutions, Inc. against Monolithic Power Systems, Inc. ("MPS") for infringement of various patents directed towards systems, methods and articles of manufacture that provide a substantial improvement in power control for circuits, including novel and unique point-of-load regulators. On July 27, 2023, the Western District of Texas court filed an Order granting MPS’s motion for summary judgment of non-infringement. The Court’s memorandum and opinion is forthcoming. The Company is evaluating its options for appeal.

In connection with the Company's 2014 acquisition of the Power-One Power Solutions business ("Power Solutions") of ABB Ltd., there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or “BPS China”) for the years 2004 to 2006.  In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim.  In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court’s ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China.  An appeal was filed on July 18, 2015 before the Regional Tax Commission of Florence and rejected. On December 5, 2016, the Arezzo Revenue Agency filed an appeal with the Supreme Court and BPS China filed a counter-appeal on January 4, 2017.  The Supreme Court has yet to render its judgment. The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying condensed consolidated balance sheets at June 30, 2023 and December 31, 2022. As Bel is fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying condensed consolidated balance sheets at  June 30, 2023 and December 31, 2022.

In connection with the Company's 2021 acquisition of EOS Power ("EOS"), there is an ongoing claim asserted with respect to EOS by the Principal Commissioner of Customs (Preventive), Mumbai related to customs duties and imposed fines and penalties dating back to 1994. The original demand was in the amount of approximately $1.4 million, of which EOS has paid $0.5 million. EOS filed an Appeal in 2016 which is pending with the Customs, Excise and Service Tax Appellate Tribunal in Mumbai related to the $0.9 million balance of the original demand net of EOS' payment. As part of the EOS acquisition agreement entered into in March 2021, the Company is indemnified for this matter for a period of 7 years from the acquisition date. The Company is unable to determine at this time what amount, if any, may ultimately be due in connection with this claim. As such, no estimate was accrued as of June 30, 2023.

The Company is not a party to any other legal proceeding, the adverse outcome of which is likely to have a material adverse effect on the Company's consolidated financial condition or consolidated results of operations.

16.	SEGMENTS

The Company operates in one industry with three reportable operating segments, which represent the Company's three product groups and a corporate segment.  The segments consist of Connectivity Solutions, Power Solutions and Protection, Magnetic Solutions and the aforementioned Corporate segment.  The primary criteria by which financial performance is evaluated and resources are allocated are revenue and gross profit.  The following is a summary of key financial data:

	Three Months Ended June 30, 2023
	Connectivity	Power Solutions	Magnetic	Corporate
	Solutions	and Protection	Solutions	Segment	Total
Revenue	$54,843	$87,091	$26,843	$-	$168,777
Gross Profit	20,512	31,124	6,595	(2,694)	55,537
Gross Profit %	37.4%	35.7%	24.6%	nm	32.9%

	Three Months Ended June 30, 2022
	Connectivity	Power Solutions	Magnetic	Corporate
	Solutions	and Protection	Solutions	Segment	Total
Revenue	$46,096	$71,026	$53,450	$-	$170,572
Gross Profit	12,718	20,036	15,085	(2,387)	45,452
Gross Profit %	27.6%	28.2%	28.2%	nm	26.6%

	Six Months Ended June 30, 2023
	Connectivity	Power Solutions	Magnetic	Corporate
	Solutions	and Protection	Solutions	Segment	Total
Revenue	$108,239	$170,272	$62,610	$-	$341,121
Gross Profit	38,708	60,804	14,763	(5,074)	109,201
Gross Profit %	35.8%	35.7%	23.6%	nm	32.0%

	Six Months Ended June 30, 2022
	Connectivity	Power Solutions	Magnetic	Corporate
	Solutions	and Protection	Solutions	Segment	Total
Revenue	$89,809	$129,815	$87,666	$-	$307,290
Gross Profit	24,315	35,974	21,975	(2,853)	79,411
Gross Profit %	27.1%	27.7%	25.1%	nm	25.8%

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

We operate through three product group segments, in addition to a Corporate segment. In the six months ended June 30, 2023, 50% of our revenues were derived from Power Solutions and Protection, 32% from Connectivity Solutions and 18% from our Magnetic Solutions operating segment.

Our operating expenses are driven principally by the cost of labor where the factories that we use are located, the cost of the materials that we use and our ability to effectively and efficiently manage overhead costs.  As labor and material costs vary by product line and region, any significant shift in product mix can have an associated impact on our costs of sales.  Costs are recorded as incurred for all products manufactured.  Such amounts are determined based upon the estimated stage of production and include materials, labor cost and fringes and related allocations of factory overhead. Our products are manufactured at various facilities in the U.S., Mexico, Dominican Republic, England, Slovakia, India and the People’s Republic of China (PRC).

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

The Effects of COVID-19 on Bel’s Business

We continue to be focused on the safety and well-being of our associates around the world in light of COVID-19 and the variants of COVID that have followed. Our management team closely monitors the situation at each of our facilities and protective measures, where possible and as applicable under governing regulations, remain in place throughout our facilities.  The majority of our office staff continues to follow a hybrid work schedule.  The combination of protective measures at our factories coupled with remote work arrangements have enabled us to maintain operations, including financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.

Throughout 2022, pandemic-related issues created additional port congestion and intermittent supplier shutdowns and delays, resulting in additional expenses to expedite delivery of critical parts. In order to better control our costs, the expediting of raw material deliveries has been generally reserved for customer-specific requests for expedited timing whereby our end customer has agreed to pay the incremental fee. The requests to expedite shipments has continued into the first half of 2023 but to a lesser extent.  Upon the discontinuation of COVID protocols in the PRC in late 2022, we experienced approximately 3-4 weeks between December 2022 and January 2023 where the attendance rate of workers at our factories in the PRC were very low due to COVID outbreaks in the regions in which we operate. As of June 30, 2023, attendance rates at all of our factories in the PRC were at normal levels. We do not believe the aforementioned low attendance rates had a material impact on Bel's financial results in the first half of 2023. To date, the COVID-related transportation delays and local outbreaks have not materially impacted our ability to operate our business or achieve our business goals.

Based on our analysis of ASC 350 and ASC 360 during the six months ended June 30, 2023, we are not aware of any potential triggering events for impairment of our goodwill, indefinite-lived intangible assets or finite-lived assets.  We will continue to assess the relevant criteria on a quarterly basis based on updated cash flow and market assumptions.  Unfavorable changes in cash flow or market assumptions could result in impairment of these assets in future periods.

As our operations have continued we have not experienced a negative impact on our liquidity to date.  Our balance of cash on hand continues to be strong at $65.1 million at June 30, 2023 as compared to $70.3 million at December 31, 2022. We also have availability under our current revolving credit facility; as of June 30, 2023, we could borrow an additional $115.0 million while still being in compliance with our debt covenants.  However, any significant negative impact to our financial results related to COVID or otherwise would have a related negative impact on our financial covenants outlined in our credit agreement, which would impact the amount available to borrow under our revolving credit facility.  Our management team closely monitors the evolving COVID situation and its ongoing and lasting effects and impacts including upon our industry, suppliers and customers, and has developed plans which could be implemented to minimize the impact to our Company in the event the situation deteriorates.

Our statements regarding the future impact of COVID-19 and its ongoing and lasting effects and impacts represent Forward-Looking Statements.  See “Cautionary Notice Regarding Forward-Looking Information.”

Other Key Factors Affecting our Business

We believe that, in addition to uncertainties around COVID-19 and continuing impacts of the pandemic upon the economy and our industry (including on suppliers and customers), recent global inflationary pressures on the costs of goods and services in general, and the Russia-Ukraine conflict, the key factors affecting and/or potentially affecting our results for the six months ended June 30, 2023 and/or future results include the following:

•

Revenues – Our revenues in the first six months of 2023 were up $33.8 million, or 11.0% as compared to the same period of 2022.  The increase was primarily seen within our Power Solutions and Protection group from higher sales of our power products utilized in networking and eMobility end applications. Our Connectivity Solutions group was also a significant contributor to our sales growth in the first half of 2023, driven by increased sales to customers in the commercial aerospace and military end markets. These increases were offset in part by a decline in sales of our Magnetic Solutions products during the first half of 2023 as compared to the same period of 2022, as our Magnetics networking customers continue to work through inventory on hand.

•

Backlog – Our backlog of orders amounted to $449.9 million at June 30, 2023, a decrease of $115.4 million, or 20%, from December 31, 2022.  From year-end 2022 to June 30, 2023, we saw a 20% decrease in the backlog for our Power Solutions and Protection business, a decline in backlog of 41% in our Magnetics business and a 6% decrease in backlog level at our Connectivity Solutions business.  Order volumes in general have been lower in recent quarters which we believe to be due in part to our customers' working through inventory on hand.

•

Product Mix – Material and labor costs vary by product line and any significant shift in product mix between higher- and lower-margin product lines will have a corresponding impact on our gross margin percentage.  In general, our Connectivity products have historically had the highest-contribution margins of our three product groups given the harsh environment and high-reliability nature of these products and the end markets they serve.  Our Power products have a higher-cost bill of materials and are impacted to a greater extent by changes in material costs.  As our Magnetic Solutions products are more labor-intensive in nature, margins on these products are impacted to a greater extent by minimum and market-based wage increases in the PRC and fluctuations in foreign exchange rates between the U.S. Dollar and the Chinese Renminbi.  Fluctuations in revenue volume among our product groups will have a corresponding impact on our profit margins.  See "Results of Operations - Summary by Operating Segment - Revenue and Gross Margin" below for further details.

•

Pricing and Availability of Materials – There have been ongoing supply constraints related to components that constitute raw materials in our manufacturing processes, particularly with capacitors, discrete semiconductors and copper. Lead times have been extended and the reduction in supply also caused an increase in prices for certain of these components. Beginning in late-2022, there has been some stabilization of raw material pricing and availability for a portion of the components that we purchase, but in general supply constraints continue to be a challenge and we expect this environment to continue through the remainder of 2023. Our material costs as a percentage of revenue were 42.4% of sales during the first half of 2023, down from 45.7% during the first half of 2022 as a result of a favorable shift in product mix and the impact of our pricing actions over the past year, offset in part by higher material costs in 2023.

•

Labor Costs – Labor costs represented 6.6% of revenue during the first six months of 2023 as compared to 8.7% of revenue during the same period of 2022.  The reduction in labor costs as a percentage of sales for the first half of 2023 was largely impacted by pricing actions taken by our Company over the past year and favorable exchange rate fluctuations in 2023 leading to lower labor costs at our PRC factories.

•	Inflationary Pressures - Inflationary pressures could continue to result in higher input costs, including those related to our raw materials, labor, freight, utilities, healthcare and other expenses. Our future operating results will depend, in part, on our continued ability to manage these fluctuations through pricing actions, cost savings initiatives and sourcing decisions.

•

Restructuring – During the third quarter of 2022, we launched a series of initiatives to simplify our operational footprint. In a project expected to be largely complete by end of the third quarter of 2023 and fully executed by year end, we are in the process of consolidating two of our Magnetics sites in Zhongshan and Pingguo, China, spread across 9 manufacturing buildings in total, into a single centralized site in the Binyang county of southwestern China. Further, within our Connectivity Solutions group, facility consolidation actions have been underway in both the U.S. and Europe. During the first half of 2023, we completed the transitions our of our Tempe, Arizona and Sudbury, UK sites, moving those operations into other existing Bel facilities. Our Connectivity site in Melbourne, Florida is in the process of transitioning its manufacturing operations to our existing site in Waseca, Minnesota and this initiative is scheduled for completion by the end of 2023. Aggregate annual cost savings are estimated at approximately $5.0 million, which we anticipate to begin to realize in full by the first quarter of 2024. We will continue to review our operations to optimize our business, which may result in restructuring costs being recognized in future periods. The preceding sentences represent Forward-Looking Statements. See "Cautionary Notice Regarding Forward-Looking Information."

•

Impact of Foreign Currency – As further described below, during the six months ended June 30, 2023, labor and overhead costs were $0.6 million lower than the corresponding 2022 period primarily due to a favorable foreign exchange environment involving the Chinese Renminbi, partially offset by an unfavorable foreign exchange fluctuations in the Mexican Peso, as compared to the prior year period.  We realized foreign exchange transactional losses of $0.5 million during the six months ended June 30, 2023, due to the fluctuation of the spot rates of certain currencies in effect when translating our balance sheet accounts at June 30, 2023 versus those in effect at December 31, 2022. Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars.  Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results and the revaluation of certain intercompany as well as third-party transactions to and from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact to our consolidated statements of operations and cash flows.  We were favorably impacted by transactional foreign exchange gains in the first six months of 2023 due to the depreciation of the Chinese Renminbi against the U.S. dollar, offset in part by an appreciation of the Mexican Peso against the U.S. dollar, as compared to exchange rates in effect during 2022.  We have significant manufacturing operations located in in the PRC and Mexico where labor and overhead costs are paid in local currency.  As a result, the U.S. Dollar equivalent costs of these operations were approximately $1.5 million lower in the PRC, partially offset by higher costs in Mexico of approximately $1.0 million, in the six months ended June 30, 2023 as compared to the comparable period in 2022.  We monitor changes in foreign currencies and have historically implemented foreign currency forward contracts, and may continue to implement pricing actions to help mitigate the impact that changes in foreign currencies may have on our consolidated operating results. The preceding sentence represents a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Information."

•

Effective Tax Rate – Our effective tax rate will fluctuate based on the geographic regions in which our pretax profits are earned.  Of the geographic regions in which we operate, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of our three geographical regions.  See Note 12, “Income Taxes”.

Results of Operations - Summary by Operating Segment

Revenue and Gross Margin

Our revenue and gross margin by operating segment for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	Revenue		Gross Margin		Revenue		Gross Margin
	2023	2022	2023	2022	2023	2022	2023	2022
Connectivity solutions	$54,843	$46,096	37.4%	27.6%	$108,239	$89,809	35.8%	27.1%
Magnetic solutions	26,843	53,450	24.6%	28.2%	62,610	87,666	23.6%	25.1%
Power solutions and protection	87,091	71,026	35.7%	28.2%	170,272	129,815	35.7%	27.7%
	$168,777	$170,572	32.9%	26.6%	$341,121	$307,290	32.0%	25.8%

Connectivity Solutions:

Sales of our Connectivity Solutions products increased by $8.7 million (19%) and $18.4 million (21%) during three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022.  These increases were primarily due to an increase in sales into the commercial aerospace end market of $8.0 million (102%) during the second quarter of 2023 and $16.4 million (117%) during the first half of 2023 as compared to the same periods of 2022. Sales into our military end market also grew in the 2023 periods by $2.1 million (22%) during the second quarter and $3.4 million (18%) during the first half of 2023 as compared to the same periods of 2022. We also experienced an increased volume of Connectivity Solutions products sold through our distribution channels in the 2023 periods compared to last year.  These sales increases were offset in part by a decline in sales of passive connector and cabling products used in the industrial premise wiring and 5G/IOT markets of $2.8 million (30%) during the three months ended June 30, 2023 and a decline of $3.7 million (21%) during the six months ended June 30, 2023 as compared to the prior year periods. Gross margins for the 2023 periods presented above were favorably impacted by the higher overall sales volume, pricing actions and operational efficiencies implemented during the first half of 2023.

Magnetic Solutions:

Sales of our Magnetic Solutions products declined by $26.6 million (50%) and $25.1 million (29%) during the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022. Demand for our Magnetic Solutions products from our networking customers and through our distribution channels has been the primary driver of the lower demand as they continue to work through inventory on hand. The lower sales volume, partially offset by pricing actions and favorable exchange rates with the Chinese Renminbi versus the U.S. dollar, were the primary drivers of gross margin reduction for this product group from last year's periods.

Power Solutions and Protection:

Sales of our Power Solutions and Protection products were higher by $16.1 million (23%) during the second quarter of 2023 and by $40.5 million (31%) during the first half of 2023 as compared to the same periods of 2022.  The sales increases for the 2023 periods presented were primarily driven by an increase in sales of our front-end power products used in networking and datacenter applications of $16.1 million during the second quarter of 2023 and a $35.2 million increase during the first half of 2023 as compared to the same periods of 2022. Further, sales of product into the eMobility end market increased by $3.5 million (71%) in the second quarter and $6.0 million (65%) in the first half of 2023 as compared to the same periods of 2022. These increases were offset by a reduction in sales of our circuit protection products of $2.0 million and $5.2 million during the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022. Gross margin improved in the 2023 periods presented versus those from the same periods of 2022 as pricing actions, higher sales volume, favorable exchange rates with the Chinese Renminbi versus the U.S. dollar, and a favorable shift in product mix offset the impact of increased material costs.

Cost of Sales

Cost of sales as a percentage of revenue for the three and six months ended June 30, 2023 and 2022 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Material costs	41.3%	46.6%	42.4%	45.7%
Labor costs	6.4%	8.0%	6.6%	8.7%
Other expenses	19.4%	18.8%	19.0%	19.8%
Total cost of sales	67.1%	73.4%	68.0%	74.2%

Material costs as a percentage of sales during the three and six months ended June 30, 2023 were down compared to the same periods of 2022, as pricing actions taken over the past year are helping to offset the continued heightened cost of certain raw materials.  Labor costs in 2023 as a percentage of sales have decreased significantly from the 2022 periods presented due to a variety of factors, including the shift in product mix resulting in a lower consolidated percentage of sales from of our labor-intensive Magnetic products, lower labor costs in China due to the favorable fluctuation in the Chinese Renminbi exchange rate versus the U.S. Dollar, and contract renewals within the Connectivity segment which enabled us to align with current costs of material and labor, thereby improving profitability within that segment. The reduction in labor costs were partially offset by the unfavorable fluctuation of the Mexican Peso exchange rate versus the U.S. Dollar in the 2023 periods presented versus the prior year periods.

The other expenses noted in the table above include fixed cost items such as support labor and fringe, depreciation and amortization, and facility costs (rent, utilities, insurance).  In total, these other expenses increased during the three and six months ended June 30, 2023 by $0.6 million and $3.9 million, respectively, as compared to the comparable periods of 2022.  Towards the end of the first quarter of 2022, our Connectivity segment increased its production capacity to accommodate the ramp-up in commercial aerospace demand, leading to higher support labor and overhead costs. The first quarter of 2023 includes a full quarter of these incremental costs. In addition, global wage rate increases, both inflationary and government-mandated increases to minimum wage rates, have led to higher fixed costs in the 2023 periods presented as compared to 2022.

Research and Development ("R&D") Expense

R&D expense amounted to $6.0 million and $4.7 million for the three months ended June 30, 2023 and 2022, respectively, and $11.2 and $9.5 million for the six months ended June 30, 2023 and 2022, respectively. The increases noted for the 2023 periods were primarily due to higher salaries, benefits and product development costs.

Selling, General and Administrative Expense (“SG&A”)

SG&A expenses were $25.1 million for the second quarter of 2023, up from $24.0 million in the second quarter of 2022.  This increase in SG&A was largely the result of higher SG&A salaries and fringe benefits of $1.4 million and incremental litigation costs of $1.2 million associated with the MPS patent infringement lawsuit further described in Note 15, "Commitments and Contingencies". SG&A expenses were $50.4 million for the first half of 2023, up from $45.0 in the same period of 2022, primarily due to higher SG&A salaries and fringe benefits of $4.2 million and litigation costs of $2.8 million associated with the MPS lawsuit.

Other Expense, Net

Other expense, net was $0.3 million and $1.7 million for the three months ended June 30, 2023 and 2022, respectively. The year-over-year movements within this line item were largely driven by market fluctuations in our SERP investments which resulted in a gain of $0.4 million and a loss of $1.5 million during the three months ended June 30, 2023 and 2022, respectively. The Company also recorded $0.4 million of losses associated with its investment in innolectric during the second quarter of 2023. Other expense, net was $0.2 million and $2.5 million for the six months ended June 30, 2023 and 2022, respectively. The year-over-year fluctuation was primarily due to market fluctuations in our SERP investments which resulted in a gain of $0.8 million in the six months ended June 30, 2023 versus a loss of $2.2 million in the six months ended June 30, 2022.

Provision for Income Taxes

The Company’s effective tax rate will fluctuate based on the geographic regions in which the pretax profits are earned.  Of the jurisdictions in which the Company operates, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of the Company’s three geographic regions.  See Note 12, “Income Taxes”.

The benefit from income taxes for the three months ended June 30, 2023 and 2022 was ($0.5) million and ($2.7) million, respectively.  The Company’s earnings before income taxes for the three months ended June 30, 2023, were $13.0 million higher when compared with the same period in 2022, primarily attributable to an increase in income from the North America and Europe regions, offset by a decrease in the Asia region. The Company’s effective tax rate was (1.8%) and (19.2%) for the three months ended June 30, 2023 and 2022, respectively.  The change in the effective tax rate during the three months ended June 30, 2023 as compared to the same period in 2022, is primarily attributable to a benefit resulting from the impact of permanent differences on U.S. activities, as well as an increase in the tax benefit relating to the reversal of uncertain tax positions resulting from the expiration of certain statute of limitations.  See Note 12, “Income Taxes.”

The provision for (benefit from) income taxes was $3.7 million and ($1.2) million for the six months ended June 30, 2023 and 2022, respectively.  The Company’s earnings before income taxes for the six months ended June 30, 2023, were approximately $25.1 million higher than the same period in 2022, primarily attributable to an increase in income in North America and Europe regions, offset by a decrease in the Asia region. The Company’s effective tax rate was 8.0% and (5.7%) for the six months ended June 30, 2023 and 2022, respectively.  The change in the effective tax rate during the six months ended June 30, 2023 as compared to the same period in 2022, is primarily attributable to the same factors noted above.  See Note 12, “Income Taxes.”

Liquidity and Capital Resources

Our principal sources of liquidity include $65.1 million of cash and cash equivalents at June 30, 2023, cash provided by operating activities and borrowings available under our credit facility.  We expect to use this liquidity for operating expenses, investments in working capital, capital expenditures, interest, taxes, dividends, debt obligations and other long-term liabilities. We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, both in the next twelve months and in the longer term.

Cash Flow Summary

During the six months ended June 30, 2023, our cash and cash equivalents decreased by $5.2 million.  This decrease was primarily due to the following:

•	purchases of property, plant and equipment of $7.1 million;
•	payments for our equity method investment in innolectric of $10.0 million;
•	net repayments under our revolving credit facility of $35.0 million; and
•	dividend payments of $1.7 million; largely offset by
•	net cash provided by operating activities of $40.7 million;
•	proceeds from the sale of property, plant and equipment of $5.2 million; and
•	proceeds from the sale of our business in the Czech Republic of $5.2 million

During the six months ended June 30, 2023, our accounts receivable balance did not change significantly.  Days sales outstanding (DSO) was 58 days at each of June 30, 2023 and December 31, 2022.  Inventory decreased by $13.5 million at June 30, 2023 compared to December 31, 2022, as component availability has started to ease and we have worked to consume our inventory on hand.  Inventory turns were 2.9 at June 30, 2023 as compared to 2.6 at December 31, 2022.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 31.2% of our total assets at June 30, 2023 and 31.7% of total assets at December 31, 2022. Our current ratio (i.e., the ratio of current assets to current liabilities) was 2.8 to 1 at each of June 30, 2023 and December 31, 2022. At June 30, 2023 and December 31, 2022, $50.8 million and $50.1 million, respectively (or 78% and 71%, respectively), of our cash and cash equivalents was held by our foreign subsidiaries.  We repatriated $20.5 million from outside of the U.S. during the six months ended June 30, 2023. We continue to analyze our global working capital and cash requirements and the potential tax liabilities attributable to further repatriation, and we have yet to make any further determination regarding repatriation of funds from outside the U.S. to fund our U.S. operations in the future.  In the event these funds were needed for our U.S. operations, we would be required to accrue and pay U.S. state taxes and any applicable foreign withholding taxes to repatriate these funds.

Future Cash Requirements

We expect foreseeable liquidity and capital resource requirements to be met through existing cash and cash equivalents and anticipated cash flows from operations, as well as borrowings available under our revolving credit facility, if needed.  Our material cash requirements arising in the normal course of business are outlined in Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.  There were no material changes to our future cash requirements during the six months ended June 30, 2023.

Credit Facility

In September 2021, we entered into the CSA, as further described in Note 11, "Debt".  During January 2023, we amended our CSA and related interest rate swap agreements to transition the reference rate from LIBOR to a Secured Overnight Financing Rate ("SOFR") effective January 31, 2023. The CSA contains customary representations and warranties, covenants and events of default.  In addition, the CSA contains financial covenants that measure (i) the ratio of our total funded indebtedness, on a consolidated basis, less the aggregate amount of all unencumbered cash and cash equivalents, to the amount of our consolidated EBITDA (“Leverage Ratio”) and (ii) the ratio of the amount of our consolidated EBITDA to our consolidated fixed charges (“Fixed Charge Coverage Ratio”).  If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At June 30, 2023, we were in compliance with our debt covenants, including the most restrictive covenant, the Fixed Charge Coverage Ratio. The unused credit available under the credit facility at June 30, 2023 was $115.0 million, all of which we had the ability to borrow without violating our Leverage Ratio covenant based on our existing consolidated EBITDA.

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

PART II.     Other Information

Item 1.   Legal Proceedings

The information called for by this Item is incorporated herein by reference to Note 15, "Commitments and Contingencies" of the Company’s Condensed Consolidated Financial Statements, under “Legal Proceedings”, as set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q. We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our condensed consolidated financial condition or results of operations.

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
August 4, 2023
By:	/s/ Daniel Bernstein
Daniel Bernstein
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Farouq Tuweiq
Farouq Tuweiq
Chief Financial Officer (Principal Financial Officer)