Form 10-Q
period 2023-09-30
BEL FUSE INC /NJ
filed 2023-11-03
CIK 729580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission File No. 000-11676

BEL FUSE INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-1463699
(State of incorporation)	(I.R.S. Employer Identification No.)

300 Executive Drive, Suite 300
West Orange, NJ  07052
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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐	No ☒

Title of Each Class	Number of Shares of Common Stock Outstanding as of November 1, 2023
Class A Common Stock ($0.10 par value)	2,141,589
Class B Common Stock ($0.10 par value)	10,630,760

BEL FUSE INC. AND SUBSIDIARIES

FORM 10-Q INDEX

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

The terms the “Company,” “Bel,” “we,” “us,” and “our” as used in this report refer to Bel Fuse Inc. and its consolidated subsidiaries unless otherwise specified.

The Company’s consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (our “2022 Annual Report on Form 10-K”), and the risks and other factors described in this and our other Quarterly Reports on Form 10-Q, and in our other reports and documents that we have filed or may file from time to time with the Securities and Exchange Commission ("SEC"). As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, operating results, and common stock prices.  Furthermore, this document and other reports and documents filed by the Company with the SEC contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements") with respect to the business of the Company.  Forward-Looking Statements are necessarily subject to risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from these statements. Forward-Looking Statements can be identified by such words as "anticipates," "believes," "plan," "assumes," "could," "should," "estimates," "forecasts," "projects," "expects," "intends," "potential," "seek," "predict," "may," "will" and similar references to future periods.  All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives and regarding the anticipated or likely impact of COVID-19 including regarding the continuing, lasting, consequential or related impacts and uncertainties resulting from the associated pandemic are Forward-Looking Statements.

These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1A of our 2022 Annual Report on Form 10-K, and the risks and other factors described in this and our other Quarterly Reports on Form 10-Q, and in our other reports and documents that we have filed or may file from time to time with the SEC, which could cause actual results to differ materially from these Forward-Looking Statements.  Any Forward-Looking Statements are qualified in the entirety by reference to such risk factors discussed throughout our 2022 Annual Report on Form 10-K, in this and our other Quarterly Reports on Form 10-Q and as described in our other reports and documents filed from time to time with the SEC.  Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the Forward-Looking Statements include but are not limited to:

●	the market concerns facing our customers, and risks for the Company’s business in the event of the loss of certain substantial customers;

●	the continuing viability of sectors that rely on our products;

●	the effects of business and economic conditions;

●	the impact of public health crises (such as the ongoing governmental, social and economic effects and ultimate impact of COVID-19);

●	the effects of rising input costs, and cost changes generally, including the potential impact and effects of inflationary pressures;

●	difficulties associated with integrating previously acquired companies;

●	capacity and supply constraints or difficulties, including supply chain constraints or other challenges;

●	difficulties associated with the availability of labor, and the risks of any labor unrest or labor shortages;

●	risks associated with our international operations, including our substantial manufacturing operations in China;

●	risks associated with restructuring programs or other strategic initiatives, including any difficulties in implementation or realization of the expected benefits or cost savings;

●	product development, commercialization or technological difficulties;

●	the regulatory and trade environment;

●	risks associated with fluctuations in foreign currency exchange rates and interest rates;

●	uncertainties associated with legal proceedings;

●	the market's acceptance of the Company's new products and competitive responses to those new products; and

●	the impact of changes to U.S. and applicable foreign legal and regulatory requirements, including tax laws, trade and tariff policies.

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

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$100,225	$70,266
Accounts receivable, net of allowance of $1,233 and $1,552, respectively	94,265	107,274
Inventories	139,997	172,465
Unbilled receivables	16,654	18,244
Assets held for sale	-	1,466
Other current assets	11,875	11,693
Total current assets	363,016	381,408

Property, plant and equipment, net	38,193	36,833
Right-of-use assets	21,660	21,551
Related party note receivable	1,905	-
Equity method investment	9,978	-
Intangible assets, net	50,662	54,111
Goodwill	25,463	25,099
Deferred income taxes	11,936	7,281
Other assets	36,255	34,183
Total assets	$559,068	$560,466

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$43,984	$64,589
Accrued expenses	55,256	50,873
Operating lease liabilities, current	6,190	5,870
Other current liabilities	12,252	14,972
Total current liabilities	117,682	136,304

Long-term Liabilities:
Long-term debt	60,000	95,000
Operating lease liabilities, long-term	15,551	15,742
Liability for uncertain tax positions	19,608	24,798
Minimum pension obligation and unfunded pension liability	18,903	18,522
Deferred income taxes	973	1,257
Other liabilities	4,940	6,497
Total liabilities	237,657	298,120

Commitments and contingencies (see Note 15)

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,141,589 shares outstanding at each date (net of 1,072,769 restricted treasury shares)	214	214
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 10,630,760 and 10,642,760 shares outstanding at September 30, 2023 and December 31, 2022, respectively (net of 3,218,307 restricted treasury shares)	1,063	1,067
Treasury stock (unrestricted, consisting of 3,323 Class A shares and 17,342 Class B shares)	(349)	(349)
Additional paid-in capital	43,488	40,772
Retained earnings	296,365	237,188
Accumulated other comprehensive loss	(19,370)	(16,546)
Total stockholders' equity	321,411	262,346
Total liabilities and stockholders' equity	$559,068	$560,466

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net sales	$158,682	$177,739	$499,803	$485,030
Cost of sales	103,217	126,205	335,137	354,084
Gross profit	55,465	51,534	164,666	130,946

Research and development costs	5,292	4,877	16,521	14,381
Selling, general and administrative expenses	23,717	22,223	74,149	67,216
Restructuring charges	2,091	3,969	6,306	4,000
Gains on sale of properties	(147)	(1,596)	(3,819)	(1,596)
Income from operations	24,512	22,061	71,509	46,945

Gain on sale of Czech Republic business	(135)	-	980	-
Interest expense	(512)	(944)	(2,402)	(2,411)
Other expense, net	(96)	(429)	(286)	(2,926)
Earnings before provision for income taxes	23,769	20,688	69,801	41,608

Provision for income taxes	4,321	4,140	8,006	2,959
Net earnings available to common stockholders	$19,448	$16,548	$61,795	$38,649

Net earnings per common share:
Class A common share - basic and diluted	$1.46	$1.27	$4.63	$2.95
Class B common share - basic and diluted	$1.54	$1.34	$4.88	$3.12

Weighted-average number of shares outstanding:
Class A common share - basic and diluted	2,142	2,142	2,142	2,144
Class B common share - basic and diluted	10,636	10,340	10,636	10,358

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net earnings available to common stockholders	$19,448	$16,548	$61,795	$38,649

Other comprehensive income (loss):
Currency translation adjustment, net of taxes of ($13), ($40), ($109) and ($83), respectively	(2,624)	(8,372)	(2,857)	(16,352)
Unrealized gains (losses) on interest rate swap cash flow hedge, net of taxes of $0 in all periods presented	96	2,070	(9)	6,061
Unrealized holding (losses) gains on marketable securities, net of taxes of $0 in all periods presented	-	(1)	1	(11)
Change in unfunded SERP liability, net of taxes of ($4), ($18), ($12) and ($52), respectively	14	61	41	182
Other comprehensive loss	(2,514)	(6,242)	(2,824)	(10,120)

Comprehensive income	$16,934	$10,306	$58,971	$28,529

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

			Accumulated
			Other	Class A	Class B		Additional
		Retained	Comprehensive	Common	Common	Treasury	Paid-In
	Total	Earnings	(Loss) Income	Stock	Stock	Stock	Capital

Balance at December 31, 2022	$262,346	$237,188	$(16,546)	$214	$1,067	$(349)	$40,772
Net earnings	14,572	14,572	-	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(128)	(128)	-	-	-	-	-
Class B Common Stock, $0.07/share	(747)	(747)	-	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	(1)	-	1
Foreign currency translation adjustment, net of taxes of $9	1,998	-	1,998	-	-	-	-
Unrealized losses on interest rate swap cash flow hedge, net of taxes of $0	(894)	-	(894)	-	-	-	-
Unrealized holding gains on marketable securities, net of taxes of $0	1	-	1	-	-	-	-
Stock-based compensation expense	902	-	-	-	-	-	902
Change in unfunded SERP liability, net of taxes of ($4)	13	-	13	-	-	-	-
Balance at March 31, 2023	278,063	250,885	(15,428)	214	1,066	(349)	41,675

Net earnings	27,775	27,775	-	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(128)	(128)	-	-	-	-	-
Class B Common Stock, $0.07/share	(742)	(742)	-	-	-	-	-
Issuance of restricted common stock	-	-	-	-	1	-	(1)
Forfeiture of restricted common stock	-	-	-	-	(3)	-	3
Foreign currency translation adjustment, net of taxes of ($105)	(2,231)	-	(2,231)	-	-	-	-
Unrealized gains on interest rate swap cash flow hedge	789	-	789	-	-	-	-
Stock-based compensation expense	950	-	-	-	-	-	950
Change in unfunded SERP liability, net of taxes of ($4)	14	-	14	-	-	-	-
Balance at June 30, 2023	304,490	277,790	(16,856)	214	1,064	(349)	42,627

Net earnings	19,448	19,448	-	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(128)	(128)	-	-	-	-	-
Class B Common Stock, $0.07/share	(745)	(745)	-	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	(1)	-	1
Foreign currency translation adjustment, net of taxes of ($13)	(2,624)	-	(2,624)	-	-	-	-
Unrealized gains on interest rate swap cash flow hedge	96	-	96	-	-	-	-
Stock-based compensation expense	860	-	-	-	-	-	860
Change in unfunded SERP liability, net of taxes of ($4)	14	-	14	-	-	-	-
Balance at September 30, 2023	$321,411	$296,365	$(19,370)	$214	$1,063	$(349)	$43,488

			Accumulated
			Other	Class A	Class B		Additional
		Retained	Comprehensive	Common	Common	Treasury	Paid-In
	Total	Earnings	(Loss) Income	Stock	Stock	Stock	Capital

Balance at December 31, 2021	$208,743	$187,935	$(18,863)	$214	$1,038	-	$38,419
Net earnings	5,064	5,064	-	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(129)	(129)	-	-	-	-	-
Class B Common Stock, $0.07/share	(727)	(727)	-	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	(1)	-	1
Foreign currency translation adjustment, net of taxes of ($12)	(1,216)	-	(1,216)	-	-	-	-
Unrealized gains on interest rate swap cash flow hedge	2,984	-	2,984	-	-	-	-
Stock-based compensation expense	576	-	-	-	-	-	576
Change in unfunded SERP liability, net of taxes of ($17)	61	-	61	-	-	-	-
Balance at March 31, 2022	215,356	192,143	(17,034)	214	1,037	-	38,996

Net earnings	17,038	17,038	-	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(129)	(129)	-	-	-	-	-
Class B Common Stock, $0.07/share	(726)	(726)	-	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	(1)	-	1
Repurchase of treasury stock	(349)	-	-	-	-	(349)
Foreign currency translation adjustment, net of taxes of ($31)	(6,764)	-	(6,764)	-	-	-	-
Unrealized gains on interest rate swap cash flow hedge	1,008	-	1,008	-	-	-	-
Unrealized holding losses on marketable securities, net of taxes of $0	(12)	-	(12)	-	-	-	-
Stock-based compensation expense	512	-	-	-	-	-	512
Change in unfunded SERP liability, net of taxes of ($17)	61	-	61	-	-	-	-
Balance at June 30, 2022	225,995	208,326	(22,741)	214	1,036	(349)	39,509

Net earnings	16,548	16,548	-	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(128)	(128)	-	-	-	-	-
Class B Common Stock, $0.07/share	(724)	(724)	-	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	(2)	-	2
Foreign currency translation adjustment, net of taxes of ($40)	(8,372)	-	(8,372)	-	-	-	-
Unrealized gains on interest rate swap cash flow hedge	2,070	-	2,070	-	-	-	-
Unrealized holding losses on marketable securities	(1)	-	(1)	-	-	-	-
Stock-based compensation expense	584	-	-	-	-	-	584
Change in unfunded SERP liability, net of taxes of ($18)	61	-	61	-	-	-	-
Balance at September 30, 2022	$236,033	$224,022	$(28,983)	$214	$1,034	$(349)	$40,095

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2023	2022

Cash flows from operating activities:
Net earnings	$61,795	$38,649
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,962	11,604
Stock-based compensation	2,712	1,672
Amortization of deferred financing costs	33	34
Deferred tax benefit	(4,894)	(5,113)
Net unrealized losses (gains) on foreign currency revaluation	130	(494)
Gains on sale of properties	(3,819)	(1,596)
Gain on sale of Czech Republic business	(980)	-
Other, net	(495)	360
Changes in operating assets and liabilities:
Accounts receivable, net	11,931	(17,851)
Unbilled receivables	1,590	(317)
Inventories	29,313	(32,574)
Accounts payable	(18,674)	4,884
Accrued expenses	4,536	6,678
Accrued restructuring costs	(148)	3,628
Income taxes payable	2,008	6,380
Other operating assets/liabilities, net	(13,575)	8,125
Net cash provided by operating activities	81,425	24,069

Cash flows from investing activities:
Purchases of property, plant and equipment	(9,659)	(5,612)
Payment for equity method investment	(9,975)	-
Investment in related-party notes receivable	(1,905)	-
Proceeds from sale of property, plant and equipment	5,403	1,833
Proceeds from sale of Czech Republic business	5,063	-
Net cash used in investing activities	(11,073)	(3,779)

Cash flows from financing activities:
Dividends paid to common stockholders	(2,490)	(2,470)
Repayments under revolving credit line	(40,000)	(2,500)
Borrowings under revolving credit line	5,000	-
Purchase of treasury stock	-	(349)
Net cash used in financing activities	(37,490)	(5,319)

Effect of exchange rate changes on cash and cash equivalents	(2,903)	(5,832)

Net increase in cash and cash equivalents	29,959	9,139
Cash and cash equivalents - beginning of period	70,266	61,756
Cash and cash equivalents - end of period	$100,225	$70,895

Supplementary information:
Cash paid during the period for:
Income taxes, net of refunds received	$18,148	$7,496
Interest payments	$3,738	$2,129
ROU assets obtained in exchange for lease obligations	$5,887	$6,111

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheets and statements of operations, comprehensive income, stockholders’ equity and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made.  The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the fiscal year ended  December 31, 2022.

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

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.  There were no significant changes to these accounting policies during the nine months ended September 30, 2023, except as discussed in “Recently Adopted Accounting Standards” below and as follows:

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

Equity in earnings of unconsolidated affiliates, in the consolidated statements of operations, reflects our proportionate share of the investee's net income, including any associated affiliate taxes. Our proportionate share of the investee’s other comprehensive income (loss), net of income taxes, is recorded in the consolidated statements of stockholders’ equity and consolidated statements of comprehensive income. In general, the equity investment in our unconsolidated affiliates is equal to our original equity investment plus our share of those entities' undistributed earnings subsequent to our investment .

We evaluate our equity method investments for impairment at least annually or whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of an investment may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, management compares the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and management considers the decline in value to be other than temporary, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment. See Note 2, "Investment in Innolectric", below, for our discussion on specific equity method investments.

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

On February 1, 2023, the Company closed on a noncontrolling (one-third) investment in Germany-based innolectric AG (“innolectric”) for consideration of €8.0 million (approximately $8.8 million as of the February 2023 closing). Transaction costs associated with the Company's investment in innolectric amounted to $1.3 million and these costs have been recorded as part of the carrying value of the investment. Under the terms of the investment agreement, if innolectric achieves certain EBITDA thresholds within a specified timeframe, the Company would be committed to acquiring the remaining shares of innolectric at that time. The accompanying condensed consolidated balance sheet reflects the fair value as of the February 2023 closing of the initial one-third equity method investment, inclusive of transaction costs, of $11.0 million, and an other liability of $1.0 million associated with the net fair value of the put and call options related to the remaining shares pursuant to the agreement in the event certain profitability thresholds are met.

This passive investment creates a strategic alliance that is focused on Electric Vehicles (“EV”) on-board power electronics, and in particular next generation fast-charging technology. With no product overlap, this relationship expands the Bel eMobility Power portfolio, further enhancing Bel's competitive position in this emerging field. Our investment in innolectric is accounted for using the equity method and we have determined that the innolectric investment is not a variable interest entity (VIE). Results from this investment have been included in Bel's Power Solution and Protection segment and amounted to losses of $0.3 million and $0.7 million during the three and nine months ended September 30, 2023, respectively. The Company adopted a policy to record its share of innolectric's results on a one-month lag on a consistent basis to allow time for innolectric to provide its financial statements to Bel.

Related Party Transactions

From time to time, the Company provides cash loans to innolectric to fund working capital needs and further business development. During the first nine months of 2023, the Company provided loans to innolectric in the aggregate amount of €1.8 million (approximately $1.9 million at the September 30, 2023 exchange rate). These loans bear interest at a rate of 5% per annum. This balance is shown as a related-party note receivable on the accompanying condensed consolidated balance sheet at September 30, 2023.

3.	DIVESTITURE OF SUBSIDIARY

On June 1, 2023, the Company completed its divestment of Bel Stewart s.r.o., a former subsidiary in the Czech Republic which has historically been reported within Bel’s Connectivity Solutions segment. The business was sold to PEI Genesis (“PEI”) for total consideration of $5.1 million, subject to working capital adjustments. The divestment of this non-core business was a strategic decision which allows the Connectivity Solutions segment to focus on its main product categories serving customer end markets such as commercial air, defense, industrial and networking which better align with its long-term growth objectives.

The carrying amounts of the major classes of assets and liabilities included as part of the sale were as follows:

Total
Cash and cash equivalents	$2,072
Accounts receivable	1,030
Inventories	1,310
Property, plant and equipment	326
Other assets	48
Accounts payable	(441)
Accrued expenses	(126)
Income taxes payable	(100)
Other current liabilities	(13)
Other long-term liabilities	(23)
Total net assets transferred	4,083
Consideration received	5,063
Gain on sale recognized	$980

4.	REVENUE

The following table provides information about disaggregated revenue by geographic region and sales channel, and includes a reconciliation of the disaggregated revenue to our reportable segments:

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	Power Solutions and Protection	Connectivity Solutions	Magnetic Solutions	Consolidated	Power Solutions and Protection	Connectivity Solutions	Magnetic Solutions	Consolidated

By Geographic Region:
North America	$55,262	$42,841	$12,980	$111,083	$182,183	$130,086	$34,680	$346,949
Europe	13,759	7,500	1,545	22,804	43,266	25,462	6,976	75,704
Asia	5,841	1,430	17,524	24,795	19,685	4,462	53,003	77,150
	$74,862	$51,771	$32,049	$158,682	$245,134	$160,010	$94,659	$499,803

By Sales Channel:
Direct to customer	$52,507	$31,369	$25,021	$108,897	$174,143	$101,063	$70,700	$345,906
Through distribution	22,355	20,402	7,028	49,785	70,991	58,947	23,959	153,897
	$74,862	$51,771	$32,049	$158,682	$245,134	$160,010	$94,659	$499,803

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
	Power Solutions and Protection	Connectivity Solutions	Magnetic Solutions	Consolidated	Power Solutions and Protection	Connectivity Solutions	Magnetic Solutions	Consolidated

By Geographic Region:
North America	$60,267	$37,877	$13,490	$111,634	$155,022	$105,189	$38,616	$298,827
Europe	8,779	9,327	2,535	20,641	29,264	26,895	8,128	64,287
Asia	7,387	3,049	35,028	45,464	21,961	7,978	91,977	121,916
	$76,433	$50,253	$51,053	$177,739	$206,247	$140,062	$138,721	$485,030

By Sales Channel:
Direct to customer	$48,765	$29,974	$40,362	$119,101	$130,210	$84,571	$105,619	$320,400
Through distribution	27,668	20,279	10,691	58,638	76,037	55,491	33,102	164,630
	$76,433	$50,253	$51,053	$177,739	$206,247	$140,062	$138,721	$485,030

The balances of the Company’s contract assets and contract liabilities at  September 30, 2023 and December 31, 2022 are as follows:

	September 30,	December 31,
	2023	2022

Contract assets - current (unbilled receivables)	$16,654	$18,244
Contract liabilities - current (deferred revenue)	$2,940	$8,847

The change in balance of our unbilled receivables from December 31, 2022 to September 30, 2023 primarily relates to a timing difference between the Company’s performance (i.e. when our product is shipped to a customer-controlled hub) and the point at which the Company can invoice the customer per the terms of the customer contract (i.e. when the customer pulls our product from the customer-controlled hub). Our deferred revenue balance at  December 31, 2022 and  September 30, 2023 primarily relates to customer prepayments on invoices related to surcharges and expedite fees, which will be recorded as revenue in the period in which the related finished goods are shipped to the customer.

5.	EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted net earnings per common share under the two-class method for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Numerator:
Net earnings	$19,448	$16,548	$61,795	$38,649
Less dividends declared:
Class A	128	128	385	386
Class B	745	724	2,235	2,176
Undistributed earnings	$18,575	$15,696	$59,175	$36,087

Undistributed earnings allocation - basic and diluted:
Class A undistributed earnings	$2,989	$2,587	$9,522	$5,941
Class B undistributed earnings	15,586	13,109	49,653	30,146
Total undistributed earnings	$18,575	$15,696	$59,175	$36,087

Net earnings allocation - basic and diluted:
Class A net earnings	$3,117	$2,715	$9,907	$6,327
Class B net earnings	16,331	13,833	51,888	32,322
Net earnings	$19,448	$16,548	$61,795	$38,649

Denominator:
Weighted-average shares outstanding:
Class A - basic and diluted	2,142	2,142	2,142	2,144
Class B - basic and diluted	10,636	10,340	10,636	10,358

Net earnings per share:
Class A - basic and diluted	$1.46	$1.27	$4.63	$2.95
Class B - basic and diluted	$1.54	$1.34	$4.88	$3.12

6.	FAIR VALUE MEASUREMENTS

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

As of September 30, 2023 and December 31, 2022, our equity securities primarily consisted of investments held in a rabbi trust which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations.  These securities are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs and amounted to $0.4 million at  September 30, 2023 and $0.1 million at December 31, 2022.

Throughout 2023 and 2022, the Company entered into a series of foreign currency forward contracts, the fair value of which was ($0.7) million at  September 30, 2023 and $0.4 million at  December 31, 2022.  The estimated fair value of foreign currency forward contracts is based on quotes received from the applicable counterparty, and represents the estimated amount we would receive or pay to settle the contracts, taking into consideration current exchange rates which can be validated through readily observable data from external sources (Level 2).

The Company is a party to two interest rate swap agreements as further described in Note 10, "Derivative Instruments and Hedging Activities".  The fair value of the interest rate swap agreements was $5.5 million at each of  September 30, 2023 and December 31, 2022, which was based on market data, and represents the estimated amount we would receive or pay to settle the agreements, taking into consideration current and projected future interest rates as well as the creditworthiness of the parties, all of which can be validated through readily observable data from external sources.

The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2023 or  September 30, 2022.  There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the nine months ended September 30, 2023 or  September 30, 2022.

There were no financial assets accounted for at fair value on a nonrecurring basis as of  September 30, 2023 or December 31, 2022.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The fair value of the Company’s long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities.  At  September 30, 2023 and December 31, 2022, the estimated fair value of total debt was $60.0 million and $95.0 million, respectively, compared to a carrying amount of $60.0 million and $95.0 million, respectively.  The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of September 30, 2023.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets, long-lived assets and the net liability related to the put/call options pursuant to the innolectric investment agreement, are accounted for at fair value on a nonrecurring basis.  These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.  Based on the Company's assessment, it was concluded that no triggering events occurred during the nine months ended September 30, 2023 or September 30, 2022.

During the second quarter of 2023, the Company completed its preliminary valuation of the innolectric equity method investment including the valuations of the put and call options noted in the related investment agreement. To estimate the fair value of the put and call options conditional on certain thresholds related to innolectric's EBITDA, a variation of the income approach, known as the real options method was used, where innolectric’s EBITDA and equity were simulated in a risk-neutral framework using Geometric Brownian Motion.

7.	INVENTORIES

The components of inventories are as follows:

	September 30,	December 31,
	2023	2022
Raw materials	$62,646	$74,572
Work in progress	46,002	44,397
Finished goods	31,349	53,496
Inventories	$139,997	$172,465

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2023	2022
Land	$1,015	$1,098
Buildings and improvements	22,157	21,529
Machinery and equipment	109,524	118,358
Construction in progress	2,349	4,239
	135,045	145,224
Accumulated depreciation	(96,852)	(108,391)
Property, plant and equipment, net	$38,193	$36,833

Depreciation expense was $2.2 million and $2.1 million, respectively, for the three months ended  September 30, 2023 and 2022, and $6.5 million and $6.8 million, respectively, for the nine months ended September 30, 2023 and 2022. Depreciation expense related to our manufacturing facilities and equipment is included in cost of sales and depreciation expense associated with administrative facilities and office equipment is included in selling, general and administrative expense within the accompanying condensed consolidated statements of operations.

At December 31, 2022, a total of $1.5 million of property was classified as assets held for sale on the accompanying condensed consolidated balance sheets related to our corporate headquarters in Jersey City, New Jersey. The Company closed on the sale of this property during the second quarter of 2023 for $5.9 million, resulting in a gain on sale of $3.8 million, which is reflected in the condensed consolidated statement of operations for the nine months ended September 30, 2023.

9.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2023	2022
Salaries, bonuses and related benefits	$30,683	$27,422
Deferred revenue	2,940	8,847
Accrued restructuring costs	6,655	6,796
Sales commissions	2,388	2,521
Subcontracting labor	1,680	1,875
Warranty accrual	1,440	1,287
Other	9,470	2,125
	$55,256	$50,873

The change in warranty accrual during the nine months ended September 30, 2023 primarily related to repair costs incurred and adjustments to pre-existing warranties.  There were no new material warranty charges incurred during the nine months ended September 30, 2023.

Restructuring Activities:

Activity and liability balances related to restructuring costs for the nine months ended September 30, 2023 are as follows:

		Nine Months Ended
		September 30, 2023
	Liability at		Cash Payments	Liability at
	December 31,	New	and Other	September 30,
	2022	Charges	Settlements	2023
Severance costs	$3,390	$5,115	$(5,951)	$2,554
Other restructuring costs	3,406	1,191	(496)	4,101
Total	$6,796	$6,306	$(6,447)	$6,655

During the third quarter of 2022, a series of initiatives were launched to streamline our operational footprint. In a project substantially complete with final transitions expected by late 2023, two of our Magnetic Solutions manufacturing facilities in Zhongshan and Pingguo, China, are being largely consolidated into a single centralized site in the Binyang county of Southwestern China (the new Bel Guangxi facility). Further, facility consolidation actions within our Connectivity Solutions group have been underway in both the U.S. and Europe. During the first half of 2023, we completed the transition out of our Tempe, Arizona and Sudbury, UK facilities into other existing Bel sites. Our Melbourne, Florida site is in the process of transitioning its manufacturing operations into our existing site in Waseca, Minnesota, scheduled for completion by the end of 2023. The $6.3 million of restructuring charges incurred during the nine months ended September 30, 2023, and the accrued restructuring costs of $6.7 million at  September 30, 2023, are associated with these collective initiatives.

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

We held outstanding foreign currency forward contracts with notional amounts of $25.9 million and $25.7 million as of September 30, 2023 and December 31, 2022, respectively.  The Company's foreign currency forward contracts related to the Chinese renminbi are designated as cash flow hedges for accounting purposes and as such, changes in their fair value are recognized in accumulated other comprehensive loss in the consolidated balance sheet and are reclassified into the statement of operations within cost of goods sold in the period in which the hedged transaction affects earnings.

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

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 were as follows:

	Balance Sheet Classification	September 30, 2023	December 31, 2022
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Other current assets	$-	$359
Non designated as hedging instruments	Other current assets	114	-
Interest rate swap agreements:
Designated as a cash flow hedge	Other assets	5,529	5,539
Total derivative assets		$5,643	$5,898

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Other current liabilities	$782	$-
Total derivative liabilities		$782	$-

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net gains (losses) recognized in AOCL:
Foreign currency forward contracts	$(385)	$(671)	$(1,837)	$(1,196)
Interest rate swap agreements	698	2,206	1,641	5,939
	$313	$1,535	$(196)	$4,743

Net gains (losses) reclassified from AOCL to the consolidated statement of operations:
Foreign currency forward contracts	$(311)	$(308)	$(197)	$(381)
Interest rate swap agreements	602	136	1,650	(122)
	$291	$(172)	$1,453	$(503)

The losses related to the foreign currency forward contracts are included as a component of currency translation adjustment on the accompanying condensed consolidated statements of comprehensive income for the three and nine months ended  September 30, 2023 and 2022.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 were as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Classification in Consolidated Statements of Operations	2023	2022	2023	2022
Foreign currency forward contracts	Other (expense) income, net	$54	$17	$88	$58
		$54	$17	$88	$58

11.	DEBT

The Company has a Credit and Security Agreement with KeyBank National Association (as amended, the "credit agreement" or the "CSA").  The CSA provides a $175 million 5-year senior secured revolving credit facility ("Revolver"), with a sublimit of up to $10 million available for letters of credit and a sublimit of up to $5 million available for swing line loans.  The Company had $60 million and $95.0 million in outstanding borrowings under the Revolver at  September 30, 2023 and  December 31, 2022, respectively.  Revolving loans borrowed under the CSA mature on  September 1, 2026. During January 2023, the Company amended its CSA and related interest rate swap agreements to transition the reference rate from LIBOR to SOFR effective January 31, 2023.

The weighted-average interest rate in effect for the variable-rate portion of our outstanding borrowings ($35.0 million at December 31, 2022) was 5.51% at December 31, 2022 and consisted of LIBOR plus the Company’s credit spread at December 31, 2022, as determined per the terms of the CSA. No outstanding borrowings were subject to a variable interest rate at  September 30, 2023. In order to manage our interest rate exposure on the remaining borrowings, and as further described in Note 10, "Derivative Instruments and Hedging Activities", the Company is party to the 2021 Swaps, each with an aggregate notional amount of $30 million, or $60 million in the aggregate, the effect of which is to fix the SOFR portion (or, for periods prior to January 31, 2023, the LIBOR portion) of the interest rate on our outstanding debt on our Revolver (or such portion thereof up to the aggregate $60 million notional amount of the 2021 Swaps). In periods prior to January 31, 2023, the 2021 Swaps required the Company to pay interest on the notional amount at the rate of 1.3055% and 1.3180%, respectively, in exchange for the one-month LIBOR rate. Effective January 31, 2023, in connection with the Company's transition of its reference rate from LIBOR to SOFR as further described in Recently Adopted Accounting Standards in Note 1, "Basis of Presentation and Accounting Policies", the 2021 Swaps require the Company to pay interest on the notional amount at the rate of 1.334% and 1.348%, respectively, in exchange for the daily SOFR rate plus 10 basis points. The effective rate of interest for our outstanding borrowings, including the impact of the 2021 Swaps, was 2.47% and 3.57%, respectively, as of  September 30, 2023 and December 31, 2022. The Company incurred $0.5 million and $0.9 million of interest expense during the three months ended September 30, 2023 and 2022, respectively, and $2.4 million during each of the nine month periods ended September 30, 2023 and 2022, in connection with interest due on its outstanding borrowings under the CSA during each period, including the effects of the 2021 Swaps and amortization of deferred financing costs.

The CSA contains customary representations and warranties, covenants and events of default.  In addition, the CSA contains financial covenants that measure (i) the ratio of the Company’s total funded indebtedness, on a consolidated basis, less the aggregate amount of all unencumbered cash and cash equivalents, to the amount of the Company’s consolidated EBITDA (“Leverage Ratio”) and (ii) the ratio of the amount of the Company’s consolidated EBITDA to the Company’s consolidated fixed charges (“Fixed Charge Coverage Ratio”).  If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At September 30, 2023, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Fixed Charge Coverage Ratio.

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

As a result of the expiration of the statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s condensed consolidated financial statements at September 30, 2023.  The Company’s liabilities for uncertain tax positions totaled $19.6 million and $24.8 million at September 30, 2023 and December 31, 2022, respectively, of which $5.3 million that was included in other current liabilities at December 31, 2022 was resolved during 2023 by way of expiration of the related statute of limitations.  These amounts, if recognized, would reduce the Company’s effective tax rate.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes. During the nine months ended September 30, 2023 and 2022, the Company recognized $0.3 million and $0.4 million, respectively, in interest and penalties in the condensed consolidated statements of operations.  The Company has approximately $2.0 million and $4.0 million accrued for the payment of interest and penalties at  September 30, 2023 and  December 31, 2022, respectively, which is included in liability for uncertain tax positions in the condensed consolidated balance sheets.

13.	RETIREMENT, SAVINGS AND DEFERRED COMPENSATION PLANS

The Company maintains the Bel Fuse Inc. Employees’ Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended.The expense for the three months ended September 30, 2023 and 2022 amounted to $0.3 million for each period. The expense for the nine months ended September 30, 2023 and 2022 amounted to $1.0 million during each period. The Company’s matching contribution is made in the form of Bel Fuse Inc. Class A common stock. As of September 30, 2023, the plan owned 302,074and 69,485 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company also maintains a Nonqualified Deferred Compensation Plan (the "DCP").  With certain exceptions, the Company's contributions to the DCP are discretionary and become fully vested by the participants upon reaching age 65.  The expense amounted to less than $0.1 million during each of the three month periods ended  September 30, 2023 and 2022 and amounted to $0.1 million during each of the nine month periods ended September 30, 2023 and 2022. As the plan is fully funded, the assets and liabilities related to the DCP were in equal amounts of $0.8 million at September 30, 2023 and $0.7 million at December 31, 2022.  These amounts are included in other assets and other liabilities, respectively, on the accompanying condensed consolidated balance sheets as of each date.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees.  The expense for the three months ended September 30, 2023 and 2022 amounted to $0.3 million and $0.4 million, respectively.  The expense for the nine months ended September 30, 2023 and 2022 amounted to $1.2 million and $1.3 million, respectively. As of December 31, 2021, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively. During the second quarter of 2022, the Company repurchased all shares back from the Asia retirement plan and no shares were owned by the plan as of September 30, 2023 or December 31, 2022.

The Company maintains a SERP, which is designed to provide a limited group of key management and other key employees of the Company with supplemental retirement and death benefits.  As discussed in Note 6 above, the Company has investments in a rabbi trust which are intended to fund the obligations of the SERP.

The components of SERP expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Service cost	$92	$126	$277	$377
Interest cost	221	159	664	477
Net amortization	18	78	53	234
Net periodic benefit cost	$331	$363	$994	$1,088

The service cost component of net benefit cost is presented within cost of sales, research and development costs or selling, general and administrative expense on the accompanying condensed consolidated statements of operations, in accordance with where compensation cost for the related associate is reported.  All other components of net benefit cost, including interest cost and net amortization noted above, are presented within other expense, net in the accompanying condensed consolidated statements of operations.

The following amounts are recognized net of tax in accumulated other comprehensive loss:

	September 30,	December 31,
	2023	2022
Prior service cost	$242	$334
Net loss	(2,177)	(2,216)
	$(1,935)	$(1,882)

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at  September 30, 2023 and December 31, 2022 are summarized below:

	September 30,	December 31,
	2023	2022

Foreign currency translation adjustment, net of taxes of ($260) at September 30, 2023 and ($369) at December 31, 2022	$(25,964)	$(23,107)
Unrealized gains on interest rate swap cash flow hedge, net of taxes of $0 at September 30, 2023 and $0 at December 31, 2022	5,530	5,539
Unrealized holding gains on marketable securities, net of taxes of ($7) at September 30, 2023 and ($7) at December 31, 2022	19	18
Unfunded SERP liability, net of taxes of $891 at September 30, 2023 and $879 at December 31, 2022	1,045	1,004

Accumulated other comprehensive loss	$(19,370)	$(16,546)

Changes in accumulated other comprehensive loss by component during the nine months ended September 30, 2023 are as follows.  All amounts are net of tax.

		Unrealized	Unrealized
	Foreign Currency	Gains (Losses) on	Holding Gains
	Translation	Interest Rate Swap	on	Unfunded
	Adjustment	Cash Flow Hedge	Marketable Securities	SERP Liability		Total

Balance at December 31, 2022	$(23,107)	$5,539	$18	$1,004		$(16,546)
Other comprehensive (loss) income before reclassifications	(3,054)	1,641	1	-		(1,412)
Amount reclassified from accumulated other comprehensive loss	197	(1,650)	-	41	(a)	(1,412)
Net current period other comprehensive (loss) income	(2,857)	(9)	1	41		(2,824)

Balance at September 30, 2023	$(25,964)	$5,530	$19	$1,045		$(19,370)

(a) This reclassification relates to the amortization of prior service costs and gains/losses associated with the Company's SERP Plan. This expense is reflected in other expense, net on the accompanying condensed consolidated statements of operations.

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

In connection with the Company's 2014 acquisition of the Power-One Power Solutions business ("Power Solutions") of ABB Ltd., there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or “BPS China”) for the years 2004 to 2006.  In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim.  In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court’s ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China.  An appeal was filed on July 18, 2015 before the Regional Tax Commission of Florence and rejected. On December 5, 2016, the Arezzo Revenue Agency filed an appeal with the Supreme Court and BPS China filed a counter-appeal on January 4, 2017.  The Supreme Court has yet to render its judgment. The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying condensed consolidated balance sheets at September 30, 2023 and December 31, 2022. As Bel is fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying condensed consolidated balance sheets at September 30, 2023 and December 31, 2022.

In connection with the Company's 2021 acquisition of EOS Power ("EOS"), there is an ongoing claim asserted with respect to EOS by the Principal Commissioner of Customs (Preventive), Mumbai related to customs duties and imposed fines and penalties dating back to 1994. The original demand was in the amount of approximately$1.4 million, of which EOS has paid $0.5 million. EOS filed an Appeal in 2016 which is pending with the Customs, Excise and Service Tax Appellate Tribunal in Mumbai related to the $0.9 million balance of the original demand net of EOS' payment. As part of the EOS acquisition agreement entered into in March 2021, the Company is indemnified for this matter for a period of 7 years from the acquisition date. The Company is unable to determine at this time what amount, if any, may ultimately be due in connection with this claim. As such, no estimate was accrued as of  September 30, 2023.

The Company is not a party to any other legal proceeding, the adverse outcome of which is likely to have a material adverse effect on the Company's consolidated financial condition or consolidated results of operations.

16.	SEGMENTS

The Company operates in one industry with three reportable operating segments, which represent the Company's three product groups, and a corporate segment.  The segments consist of Connectivity Solutions, Power Solutions and Protection, Magnetic Solutions and the aforementioned Corporate segment.  The primary criteria by which financial performance is evaluated and resources are allocated are revenue and gross profit.  The following is a summary of key financial data:

	Three Months Ended September 30, 2023
	Power Solutions	Connectivity	Magnetic	Corporate
	and Protection	Solutions	Solutions	Segment	Total
Revenue	$74,862	$51,771	$32,049	$-	$158,682
Gross Profit	31,206	18,510	7,051	(1,302)	55,465
Gross Profit %	41.7%	35.8%	22.0%	nm	35.0%

	Three Months Ended September 30, 2022
	Power Solutions	Connectivity	Magnetic	Corporate
	and Protection	Solutions	Solutions	Segment	Total
Revenue	$76,433	$50,253	$51,053	$-	$177,739
Gross Profit	24,801	13,099	15,501	(1,867)	51,534
Gross Profit %	32.4%	26.1%	30.4%	nm	29.0%

	Nine Months Ended September 30, 2023
	Power Solutions	Connectivity	Magnetic	Corporate
	and Protection	Solutions	Solutions	Segment	Total
Revenue	$245,134	$160,010	$94,659	$-	$499,803
Gross Profit	92,010	57,218	21,814	(6,376)	164,666
Gross Profit %	37.5%	35.8%	23.0%	nm	32.9%

	Nine Months Ended September 30, 2022
	Power Solutions	Connectivity	Magnetic	Corporate
	and Protection	Solutions	Solutions	Segment	Total
Revenue	$206,247	$140,062	$138,721	$-	$485,030
Gross Profit	60,775	37,414	37,476	(4,719)	130,946
Gross Profit %	29.5%	26.7%	27.0%	nm	27.0%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2022 Annual Report on Form 10-K and our consolidated financial statements and related notes set forth in Item 8 of Part II of our 2022 Annual Report on Form 10-K. See Part II, Item 1A, “Risk Factors,” below and “Cautionary Notice Regarding Forward-Looking Information,” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our Forward-Looking Statements. All statements herein regarding the anticipated or likely impact of COVID-19 including regarding the continuing, lasting, consequential or related impacts and uncertainties resulting from the associated pandemic constitute Forward-Looking Statements. All amounts and percentages are approximate due to rounding and all dollars in the text are in millions, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Condensed Consolidated Financial Statements,” unless the context indicates otherwise.  All amounts noted within the tables are in thousands and amounts and percentages are approximate due to rounding.

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

We operate through three product group segments, in addition to a Corporate segment. In the nine months ended September 30, 2023, 49% of our revenues were derived from Power Solutions and Protection, 32% from Connectivity Solutions and 19% from our Magnetic Solutions operating segment.

Our operating expenses are driven principally by the cost of labor where the factories that we use are located, the cost of the materials that we use and our ability to effectively and efficiently manage overhead costs.  As labor and material costs vary by product line and region, any significant shift in product mix can have an associated impact on our costs of sales.  Costs are recorded as incurred for all products manufactured.  Such amounts are determined based upon the estimated stage of production and include materials, labor cost and fringes and related allocations of factory overhead. Our products are manufactured at various facilities in the United States, Mexico, Dominican Republic, United Kingdom, Slovakia, India and the People’s Republic of China (PRC).

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

Throughout 2022, pandemic-related issues created additional port congestion and intermittent supplier shutdowns and delays, resulting in additional expenses to expedite delivery of critical parts. In order to better control our costs, the expediting of raw material deliveries has been generally reserved for customer-specific requests for expedited timing whereby our end customer has agreed to pay the incremental fee. The requests to expedite shipments has continued into the first nine months of 2023 but to a lesser extent.  Upon the discontinuation of COVID protocols in the PRC in late 2022, we experienced approximately 3-4 weeks between December 2022 and January 2023 where the attendance rate of workers at our factories in the PRC were very low due to COVID outbreaks in the regions in which we operate. As of September 30, 2023, attendance rates at all of our factories in the PRC were at normal levels. We do not believe the aforementioned low attendance rates had a material impact on Bel's financial results during the first nine months of 2023. To date, the COVID-related transportation delays and local outbreaks have not materially impacted our ability to operate our business or achieve our business goals.

Based on our analysis of Accounting Standards Codification ("ASC") 350 and ASC 360 during the nine months ended September 30, 2023, we are not aware of any potential triggering events for impairment of our goodwill, indefinite-lived intangible assets or finite-lived assets.  We will continue to assess the relevant criteria on a quarterly basis based on updated cash flow and market assumptions.  Unfavorable changes in cash flow or market assumptions could result in impairment of these assets in future periods.

As our operations have continued we have not experienced a negative impact on our liquidity to date.  Our balance of cash on hand continues to be strong at $100.2 million at September 30, 2023 as compared to $70.3 million at December 31, 2022. We also have availability under our current revolving credit facility; as of September 30, 2023, we could borrow an additional $115.0 million while still being in compliance with our debt covenants.  However, any significant negative impact to our financial results related to COVID or otherwise would have a related negative impact on our financial covenants outlined in our credit agreement, which would impact the amount available to borrow under our revolving credit facility.  Our management team closely monitors the ongoing COVID situation and its continuing and consequential or related effects and uncertainties including upon our industry, suppliers and customers, and has developed plans which could be implemented to minimize the impact to our Company in the event prior or similar pandemic conditions reemerge or recur or the current situation otherwise deteriorates.

Our statements regarding the future impact of COVID-19 including regarding the continuing, lasting, consequential or related impacts and uncertainties resulting from the associated pandemic represent Forward-Looking Statements.  See “Cautionary Notice Regarding Forward-Looking Information.”

Other Key Factors Affecting our Business

We believe that, in addition to uncertainties around COVID-19 and resulting pandemic-related uncertainties and effects, recent global inflationary pressures on the costs of goods and services in general, and ongoing conflicts/political unrest in or near the countries in which Bel operates, the key factors affecting and/or potentially affecting our results for the nine months ended September 30, 2023 and/or future results include the following:

•

Revenues – Our revenues in the first nine months of 2023 were up $14.8 million, or 3.0% as compared to the same period of 2022.  The increase was primarily seen within our Power Solutions and Protection group from higher sales of our power products utilized in networking and eMobility end applications. Our Connectivity Solutions group was also a significant contributor to our sales growth in the first nine months of 2023, driven by increased sales to customers in the commercial aerospace and military end markets. These increases were offset in part by a decline in sales of our Magnetic Solutions products during the first nine months of 2023 as compared to the same period of 2022, we believe primarily due to our Magnetic Solutions networking customers continuing to work through inventory on hand.

•

Backlog – Our backlog of orders amounted to $407.6 million at September 30, 2023, a decreaseof $157.8 million, or 27.9%, from December 31, 2022.  From year-end 2022 to September 30, 2023, we saw a 28.5% decrease in the backlog for our Power Solutions and Protection business, a decline in backlog of 2.0% in our Connectivity Solutions business and a 59.2% decrease in backlog level at our Magnetic Solutions business.  Order volumes in general have been lower in recent quarters which we believe to be due in part to our customers' working through inventory on hand.

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

•

Pricing and Availability of Materials – Over the second half of 2023 to date, while there has been some stabilization of raw materials pricing, overall our cost of materials remain elevated. With the exception of discrete semiconductors, supply constraints have eased related to components that constitute raw materials in our manufacturing processes, particularly with capacitors, resistors and copper. Lead times are still above normal though suppliers are now meeting the agreed delivery deadlines with more regularity. Our material costs as a percentage of revenue were 41.8% of sales during the first nine months of 2023, down from 45.9% during the same period of 2022 as a result of a favorable shift in product mix and the impact of our pricing actions over the past year, offset in part by higher material costs in 2023.

•

Labor Costs – Labor costs represented 6.5% of revenue during the first nine months of 2023 as compared to 8.4% of revenue during the same period of 2022.  The reduction in labor costs as a percentage of sales for the first nine months of 2023 was largely impacted by various internal initiatives taken by our Company over the past year to mitigate the increase in wage rates at our factories that we had absorbed over the past several years.  Effective October 1, 2023, the PRC issued a regulation mandating an 18.2% increase to the minimum wage in a region where two of Bel's factories are located. We anticipate this increase in minimum wage to result in higher labor costs of approximately $0.5 million per year in the aggregate at these facilities going forward. This and any future increases in minimum wage rates will have an unfavorable impact on Bel's profit margins. The preceding two sentences represent Forward-Looking Statements. See "Cautionary Notice Regarding Forward-Looking Information."

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

•

Restructuring – During the third quarter of 2022, we launched a series of initiatives to simplify our operational footprint. Within our Connectivity Solutions group, facility consolidation actions have been underway in both the U.S. and Europe. During the nine months ended September 30, 2023, we completed the transitions our of our Tempe, Arizona and Sudbury, UK sites, moving those operations into other existing Bel facilities. Our Connectivity site in Melbourne, Florida is in the process of transitioning its manufacturing operations to our existing site in Waseca, Minnesota and this initiative is scheduled for completion by the end of 2023. Within our Magnetic Solutions group, our facility consolidation efforts in China were largely complete by the end of the third quarter of 2023 with the final aspects expected to transition by year-end. Aggregate annual cost savings are estimated at approximately $6.9 million, of which we anticipate to realize approximately $1.6 million in the fourth quarter of 2024. We will continue to review our operations to optimize our business, which may result in restructuring costs being recognized in future periods. The preceding sentences represent Forward-Looking Statements. See "Cautionary Notice Regarding Forward-Looking Information."

•

Impact of Foreign Currency – As further described below, during the nine months ended September 30, 2023, labor and overhead costs were $0.4 million lower than the corresponding 2022 period primarily due to a favorable foreign exchange environment involving the Chinese Renminbi, largely offset by an unfavorable foreign exchange fluctuations in the Mexican Peso, as compared to the prior year period.  We realized foreign exchange transactional losses of $0.1 million during the nine months ended September 30, 2023, due to the fluctuation of the spot rates of certain currencies in effect when translating our balance sheet accounts at September 30, 2023 versus those in effect at December 31, 2022. Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars.  Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results and the revaluation of certain intercompany as well as third-party transactions to and from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact to our consolidated statements of operations and cash flows.  We were favorably impacted by transactional foreign exchange gains in the nine months of 2023 due to the depreciation of the Chinese Renminbi against the U.S. dollar, which was largely offset by an appreciation of the Mexican Peso against the U.S. dollar, as compared to exchange rates in effect during 2022.  We have significant manufacturing operations located in in the PRC and Mexico where labor and overhead costs are paid in local currency.  As a result, the U.S. Dollar equivalent costs of these operations were approximately $2.5 million lower in the PRC, largely offset by higher costs in Mexico of approximately $1.8 million, in the nine months ended September 30, 2023 as compared to the comparable period in 2022.  We monitor changes in foreign currencies and have historically implemented foreign currency forward contracts, and may continue to implement pricing actions to help mitigate the impact that changes in foreign currencies may have on our consolidated operating results. The preceding sentence represents a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Information."

•

Effective Tax Rate – Our effective tax rate will fluctuate based on the geographic regions in which our pretax profits are earned.  Of the geographic regions in which we operate, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of our three geographical regions.  See Note 12, “Income Taxes”.

Results of Operations - Summary by Operating Segment

Revenue and Gross Margin

Our revenue and gross margin by operating segment for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	Revenue		Gross Margin		Revenue		Gross Margin
	2023	2022	2023	2022	2023	2022	2023	2022
Power solutions and protection	$74,862	$76,433	41.7%	32.4%	$245,134	$206,247	37.5%	29.5%
Connectivity solutions	51,771	50,253	35.8%	26.1%	160,010	140,062	35.8%	26.7%
Magnetic solutions	32,049	51,053	22.0%	30.4%	94,659	138,721	23.0%	27.0%
	$158,682	$177,739	35.0%	29.0%	$499,803	$485,030	32.9%	27.0%

Power Solutions and Protection:

Sales of our Power Solutions and Protection products were lower by $1.6 million (2.1%) during the third quarter of 2023 compared to the same period of 2022. The decrease resulted primarily from a decline in sales of our CUI products of $8.1 million and a reduction in sales of our circuit protection products by $2.2 million during the third quarter of 2023 compared to the same period of 2022, both of which categories were largely impacted by lower demand from our distribution customers as we believe they continue to work through excess inventory on hand. Further, raw material expedite fee revenue for our Power segment totaled $1.0 million in the third quarter of 2023 as compared to $9.4 million in the third quarter of 2022.These areas of decline were partially offset by higher sales of our front-end power products of $7.5 million and board mount power products of $1.9 million during the third quarter of 2023 compared to the same period of 2022, both of which are used in networking and datacenter applications. Further, sales of product into the eMobility end market increased by $3.8 million (119%) and sales of products into the rail end market increased by $2.5 million (66%) in the third quarter of 2023 as compared to the third quarter of 2022.

Power Solution and Protection sales were up by $38.9 million (18.9%) during the first nine months of 2023 as compared to the same period of 2022. This increase was primarily due to higher sales of our front-end power products and board mount power products of $39.5 million and $7.9 million, respectively, both of which are used in networking and datacenter applications. Further, sales of product into the eMobility end market increased by $9.8 million (79.2%) and sales of product into the rail end market increased by $5.3 million (33.0%) in the first nine months of 2023 as compared to the same period of 2022. These increases were offset in part by a reduction in sales of our CUI products of $8.7 million and a decline in sales of our circuit protection products of $7.4 million, both of which were largely impacted by the lower demand from our distribution customers as noted above. Raw material expedite fee revenue for this segment totaled $14.4 million in the nine months ended September 30, 2023 as compared to $22.0 million in the same period of 2022.

Gross margin improved in the 2023 periods presented versus those from the same periods of 2022 as pricing actions, higher sales volume, favorable exchange rates with the Chinese Renminbi versus the U.S. dollar, a lower volume of low-margin expedite fees and a favorable shift in product mix offset the impact of increased material costs.

Connectivity Solutions:

Sales of our Connectivity Solutions products increased by $1.5 million (3.0%) and $19.9 million (14.2%) during three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022.  These increases were primarily due to an increase in sales into the commercial aerospace end market of $3.3 million (41.1%) during the third quarter of 2023 and $19.7 million (89.4%) during the first nine months of 2023 as compared to the same periods of 2022. Sales into our military end market also grew in the 2023 periods by $3.6 million (44.5%) during the third quarter and $7.0 million (25.9%) during the first nine months of 2023 as compared to the same periods of 2022. We also experienced an increased volume of Connectivity Solutions products sold through our distribution channels in the 2023 periods compared to last year.  These sales increases were offset in part by a decline in sales of passive connector and cabling products used in the industrial premise wiring and 5G/IOT markets of $4.4 million (39.6%) during the three months ended September 30, 2023 and a decline of $8.2 million (28.0%) during the nine months ended September 30, 2023 as compared to the prior year periods. Gross margins for the 2023 periods presented above were favorably impacted by the higher overall sales volume, pricing actions and operational efficiencies implemented during the first nine months of 2023, partially offset by higher wage rates in Mexico and an unfavorable fluctuation in exchange rates between the U.S. dollar and Mexican peso in the 2023 periods as compared to the 2022 periods presented.

Magnetic Solutions:

Sales of our Magnetic Solutions products declined by $19.0 million (37.2%) and $44.0 million (31.8%) during the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022. Reduced demand for our Magnetic Solutions products from our networking customers and through our distribution channels has been the primary driver of the lower demand as we believe by these customers continue to work through inventory on hand. The lower sales volume, partially offset by pricing actions and favorable exchange rates with the Chinese Renminbi versus the U.S. dollar, were the primary drivers of gross margin reduction for this product group from last year's periods.

Cost of Sales

Cost of sales as a percentage of revenue for the three and nine months ended September 30, 2023 and 2022 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Material costs	40.5%	46.1%	41.8%	45.9%
Labor costs	6.2%	7.9%	6.5%	8.4%
Other expenses	18.3%	17.0%	18.8%	18.7%
Total cost of sales	65.0%	71.0%	67.1%	73.0%

Material costs as a percentage of sales during the three and nine months ended September 30, 2023 were down compared to the same periods of 2022, as pricing actions taken over the past year are helping to offset the continued heightened cost of certain raw materials.  Labor costs in 2023 as a percentage of sales have decreased significantly from the 2022 periods presented due to a variety of factors, including the shift in product mix resulting in a lower consolidated percentage of sales from of our labor-intensive Magnetic products, lower labor costs in China due to the favorable fluctuation in the Chinese Renminbi exchange rate versus the U.S. Dollar, and the restructuring and efficiency programs implemented throughout 2023 in our Connectivity Solutions segment. The reduction in labor costs were partially offset by the unfavorable fluctuation of the Mexican Peso exchange rate versus the U.S. Dollar in the 2023 periods presented versus the prior year periods.

The other expenses noted in the table above include fixed cost items such as support labor and fringe, depreciation and amortization, and facility costs (rent, utilities, insurance). In total, these other expenses decreased by $1.5 million in the three months ended September 30, 2023 as compared to the same period of 2022. The declines were largely related to reductions in support labor and overhead costs as a result of efficiency programs implemented at several of our factories throughout 2023.  For the nine months ended September 30, 2023, other expenses increased by $2.4 million as compared to the same period of 2022, as prior to the implementation of efficiency-related programs at our factories, global wage rate increases, both inflationary and government-mandated increases to minimum wage rates, coupled with increased overhead costs to accommodate additional demand from our commercial aerospace customers led to higher fixed costs in the 2023 period as compared to 2022.

Research and Development ("R&D") Expense

R&D expense amounted to $5.3 million and $4.9 million for the three months ended September 30, 2023 and 2022, respectively, and $16.5 million and $14.4 million for the nine months ended September 30, 2023 and 2022, respectively. The increases noted for the 2023 periods were primarily due to higher salaries, benefits and product development costs.

Selling, General and Administrative Expense (“SG&A”)

SG&A expenses were $23.7 million for the third quarter of 2023, up from $22.2 million in the third quarter of 2022. This increase in SG&A was largely the result of higher SG&A salaries and fringe benefits of $1.1 million and incremental litigation costs of $0.5 million. SG&A expenses were $74.1 million for the first nine months of 2023, up from $67.2 million in the same period of 2022, primarily due to higher SG&A salaries and fringe benefits of $5.3 million and litigation costs of $2.9 million primarily associated with the MPS patent infringement lawsuit further described in Note 15, "Commitments and Contingencies".

Other Expense, Net

Other expense, net was $0.1 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively. The year-over-year change within this line item was largely driven by the Company recording $0.3 million of losses associated with its investment in innolectric during the third quarter of 2023. Other expense, net was $0.3 million and $2.9 million for the nine months ended September 30, 2023 and 2022, respectively. The year-over-year fluctuation was primarily due to market fluctuations in our SERP investments which resulted in a gain of $0.3 million in the nine months ended September 30, 2023 versus a loss of $2.9 million in the nine months ended September 30, 2022.

Provision for Income Taxes

The Company’s effective tax rate will fluctuate based on the geographic regions in which the pretax profits are earned.  Of the jurisdictions in which the Company operates, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of the Company’s three geographic regions.  See Note 12, “Income Taxes”.

The provision for income taxes for the three months ended September 30, 2023 and 2022 was $4.3 million and $4.1 million, respectively.  The Company’s earnings before income taxes for the three months ended September 30, 2023, were $3.1 million higher when compared with the same period in 2022, primarily attributable to an increase in income from the North America and Europe regions, offset by a decrease in the Asia region. The Company’s effective tax rate was 18.2% and 20.0% for the three months ended September 30, 2023 and 2022, respectively.  The change in the effective tax rate during the three months ended September 30, 2023 as compared to the same period in 2022, is primarily attributable to a net benefit resulting from the impact of permanent differences on U.S. activities, as well as a decrease in the U.S. tax credits. See Note 12, “Income Taxes.”

The provision for income taxes was $8.0 million and $3.0 million for the nine months ended September 30, 2023 and 2022, respectively. The Company’s earnings before income taxes for the nine months ended September 30, 2023, were approximately $28.2 million higher than the same period in 2022, primarily attributable to an increase in income in North America and Europe regions, offset by a decrease in the Asia region. The Company’s effective tax rate was 11.5% and 7.1% for the nine months ended September 30, 2023 and 2022, respectively.  The change in the effective tax rate during the nine months ended September 30, 2023 as compared to the same period in 2022, is primarily attributable to a decrease in the tax benefit resulting from the reversal of valuation allowances in 2023 compared to 2022. See Note 12, “Income Taxes.”

Liquidity and Capital Resources

Our principal sources of liquidity include $100.2 million of cash and cash equivalents at September 30, 2023, cash provided by operating activities and borrowings available under our credit facility.  We expect to use this liquidity for operating expenses, investments in working capital, capital expenditures, interest, taxes, dividends, debt obligations and other long-term liabilities. We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, both in the next twelve months and in the longer term.

Cash Flow Summary

During the nine months ended September 30, 2023, our cash and cash equivalents increased by $30.0 million.  This increase was primarily due to the following:

•	net cash provided by operating activities of $81.4 million;
•	proceeds from the sale of property, plant and equipment of $5.4 million
•	proceeds from the sale of our business in the Czech Republic of $5.1 million; partially offset primarily by
•	net repayments under our revolving credit facility of $35.0 million; and
•	payments for our equity method investment in innolectric of $10.0 million;
•	purchases of property, plant and equipment of $9.7 million; and
•	dividend payments of $2.5 million

During the nine months ended September 30, 2023, our accounts receivable decreased by $11.9 million due to lower sales volume in the third quarter. Days sales outstanding (DSO) was 55 days at September 30, 2023 as compared to 58 days at December 31, 2022.  Inventory decreased by $29.3 million at September 30, 2023 compared to December 31, 2022, as component availability has started to ease and we have worked to consume our inventory on hand.  Inventory turns were 2.9 at September 30, 2023 as compared to 2.6 at December 31, 2022.

Cash and cash equivalents, marketable securities and accounts receivable comprised approximately 34.8% of our total assets at September 30, 2023 and 31.7% of total assets at December 31, 2022. Our current ratio (i.e., the ratio of current assets to current liabilities) was3.1 to 1 at September 30, 2023 and 2.8 to 1 at December 31, 2022. At September 30, 2023 and December 31, 2022, $45.6 million and $50.1 million, respectively (or 45% and 71%, respectively), of our cash and cash equivalents was held by our foreign subsidiaries.  We repatriated $33.5 million from outside of the U.S. during the nine months ended September 30, 2023. We continue to analyze our global working capital and cash requirements and the potential tax liabilities attributable to further repatriation, and we have yet to make any further determination regarding repatriation of funds from outside the U.S. to fund our U.S. operations in the future.  In the event these funds were needed for our U.S. operations, we would be required to accrue and pay U.S. state taxes and any applicable foreign withholding taxes to repatriate these funds.

Future Cash Requirements

We expect foreseeable liquidity and capital resource requirements to be met through existing cash and cash equivalents and anticipated cash flows from operations, as well as borrowings available under our revolving credit facility, if needed.  Our material cash requirements arising in the normal course of business are outlined in Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.  There were no material changes to our future cash requirements during the nine months ended September 30, 2023.

Credit Facility

In September 2021, we entered into the CSA, as further described in Note 11, "Debt".  During January 2023, we amended our CSA and related interest rate swap agreements to transition the reference rate from LIBOR to a Secured Overnight Financing Rate ("SOFR") effective January 31, 2023. The CSA contains customary representations and warranties, covenants and events of default.  In addition, the CSA contains financial covenants that measure (i) the ratio of our total funded indebtedness, on a consolidated basis, less the aggregate amount of all unencumbered cash and cash equivalents, to the amount of our consolidated EBITDA (“Leverage Ratio”) and (ii) the ratio of the amount of our consolidated EBITDA to our consolidated fixed charges (“Fixed Charge Coverage Ratio”).  If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.  At September 30, 2023, we were in compliance with our debt covenants, including the most restrictive covenant, the Fixed Charge Coverage Ratio. The unused credit available under the credit facility at September 30, 2023 was $115.0 million, all of which we had the ability to borrow without violating our Leverage Ratio covenant based on our existing consolidated EBITDA.

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

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6. Exhibits

Exhibits:

3.1	Amended and Restated By-Laws of Bel Fuse Inc. (Adopted October 25, 2023), are incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2023.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

*   Filed herewith.

** Submitted herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEL FUSE INC.
November 3, 2023
By:	/s/ Daniel Bernstein
Daniel Bernstein
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Farouq Tuweiq
Farouq Tuweiq
Chief Financial Officer (Principal Financial Officer)