Form 10-K
period 2023-12-31
BEL FUSE INC /NJ
filed 2024-03-11
CIK 729580

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission File No. 000-11676

_____________________

BEL FUSE INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-1463699
(State of incorporation)	(I.R.S. Employer Identification No.)

300 Executive Drive, Suite 300

West Orange, NJ  07052

(Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (201) 432-0463

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Class A Common Stock ($0.10 par value)	BELFA	NASDAQ Global Select Market
Class B Common Stock ($0.10 par value)	BELFB	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.	Yes ☐	No ☒

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

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers and directors) of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2023) was $696.1 million based on the closing sale price as reported on the NASDAQ Global Select Market.

Title of Each Class	Number of Shares of Common Stock Outstanding as of March 1, 2024
Class A Common Stock	2,141,011
Class B Common Stock	10,615,662

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Bel Fuse Inc.'s Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

The registrant has been a smaller reporting company under applicable Securities and Exchange Commission rules and regulations. As a result of the measurement of the registrant’s public float as of the June 30, 2023 determination date, the registrant will no longer qualify as a smaller reporting company. However, pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended, the registrant is not required to reflect the change in its smaller reporting company status or comply with the non-scaled disclosure obligations until the registrant’s first quarterly report on Form 10-Q for the quarter ending March 31, 2024. In accordance with applicable rules, the registrant is permitted to use the scaled disclosure requirements applicable to smaller reporting companies in this Annual Report on Form 10-K (and in the registrant’s Definitive Proxy Statement for its 2024 Annual Meeting of Shareholders, portions of which are incorporated by reference into Part III hereof), and has elected to do so.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

The terms the "Company," "Bel," "we," "us," and "our" as used in this Annual Report on Form 10-K (this "Form 10-K"or this "Annual Report on Form 10-K") refer to Bel Fuse Inc. and its consolidated subsidiaries unless otherwise specified.

The Company's consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in Item 1A of this Form 10-K, and the risk factors described in our other reports and documents filed from time to time with the Securities and Exchange Commission ("SEC"). As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, operating results, and common stock prices. Furthermore, this document and other reports and documents filed by the Company with the SEC contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements") with respect to the business of the Company. Forward-Looking Statements are necessarily subject to risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from these statements. Forward-Looking Statements can be identified by such words as "anticipates," "believes," "plan," "assumes," "forecasts," "could," "should," "estimates," "expects," "intends," "potential," "seek," "predict," "may," "will" and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives and regarding the anticipated impact of COVID-19 ("COVID") are Forward-Looking Statements.

These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1A of this Form 10-K, and the risk factors described in our other reports and documents filed from time to time with the SEC, which could cause actual results to differ materially from these Forward-Looking Statements. Any Forward-Looking Statements are qualified in the entirety by reference to such risk factors discussed throughout this Form 10-K and as described in our other reports and documents filed from time to time with the SEC. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the Forward-Looking Statements include but are not limited to:

●	the market concerns facing our customers, and risks for the Company’s business in the event of the loss of certain substantial customers;
●	the continuing viability of sectors that rely on our products;
●	the effects of business and economic conditions, and challenges impacting the macroeconomic environment generally and/or our industry in particular;
●	the effects of rising input costs, and cost changes generally, including the potential impact and effects of inflationary pressures;
●	difficulties associated with integrating previously acquired companies;
●	capacity and supply constraints or difficulties, including supply chain constraints or other challenges;
●	the impact of public health crises (such as the governmental, social and economic effects of COVID or other future epidemics or pandemics);
●	difficulties associated with the availability of labor, and the risks of any labor unrest or labor shortages;
●	risks associated with our international operations, including our substantial manufacturing operations in the People's Republic of China (the "PRC");
●	risks associated with restructuring programs or other strategic initiatives, including any difficulties in implementation or realization of the expected benefits or cost savings;
●	product development, commercialization or technological difficulties;
●	the regulatory and trade environment;
●	risks associated with fluctuations in foreign currency exchange rates and interest rates;
●	uncertainties associated with legal proceedings;
●	the market's acceptance of the Company's new products and competitive responses to those new products; and
●	the impact of changes to U.S. and applicable foreign legal and regulatory requirements, including tax laws, trade and tariff policies.

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any Forward-Looking Statements, which speak only as of the date of this Form 10-K or the date of the document incorporated by reference into this report. Except as required by law, we assume no obligation and expressly disclaim any duty to publicly release the results of any revisions to these Forward-Looking Statements or otherwise update any Forward-Looking Statement to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any Forward-Looking Statements contained in this Form 10-K. Any Forward-Looking Statement made by the Company is based only on information currently available to us and speaks only as of the date on which it is made. All Forward-Looking Statements are expressly qualified in their entirety by the cautionary statements contained in this section.

PART I

Item 1.  Business

Bel Fuse Inc. designs, manufactures and markets a broad array of products that power, protect and connect electronic circuits. These products are primarily used in the networking, telecommunications, computing, general industrial, high-speed data transmission, military, commercial aerospace, transportation and eMobility industries. Bel's portfolio of products also finds application in the automotive, medical, broadcasting and consumer electronics markets. Bel's product groups include Power Solutions and Protection (front-end, board-mount, industrial and transportation power products, module products and circuit protection), Connectivity Solutions (expanded beam fiber optic, copper-based, RF and RJ connectors and cable assemblies), and Magnetic Solutions (integrated connector modules, power transformers, power inductors and discrete components).

With 75 years in operation, Bel has reliably demonstrated the ability to participate in a variety of product areas across a global platform. The Company has a strong track record of technical innovation working with the engineering teams of market leaders. Bel has proven itself a valuable supplier to world-class companies by developing new products with cost effective solutions.

The Company was incorporated in 1949 and is organized under New Jersey law. Bel's principal executive offices are located at 300 Executive Drive, Suite 300, West Orange, New Jersey 07052, and Bel's telephone number is (201) 432-0463. The Company operates facilities in North America, Europe and Asia and trades on the NASDAQ Global Select Market (ticker symbols BELFA and BELFB). For information regarding Bel's operating segments, see Note 14, "Segments", of the notes to our consolidated financial statements. Hereinafter, all references to "Note" will refer to the notes to our consolidated financial statements included in Part II, Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

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

On February 1, 2023, Bel closed on an €8.0 million (approximately $8.8 million as of the February 2023 closing) noncontrolling (one-third) investment in innolectric AG ("innolectric"), a Germany-based business in the field of on-board charging for eMobility applications. This passive investment creates a strategic alliance that is focused on Electric Vehicles (“EV”) on-board power electronics, and in particular next generation fast-charging technology. With no product overlap, this relationship expands the Bel eMobility Power portfolio, further enhancing Bel's competitive position in this emerging field. The innolectric investment is part of Bel's Power Solutions and Protection group.

On March 31, 2021, the Company completed the acquisition of EOS Power ("EOS") through a stock purchase agreement for $7.8 million, net of cash acquired, including a working capital adjustment. EOS, located in Mumbai, India, had sales of $15.4 million and $17.6 million (pro forma) for the years ended December 31, 2023 and 2022, respectively. EOS enhances Bel's position related to certain industrial and medical markets historically served by EOS, with a strong line of high-power density and low-profile products with high convection ratings. In addition to new products and customers acquired, this acquisition diversified Bel's manufacturing footprint in Asia. The EOS business is part of Bel's Power Solutions and Protection group.

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

On December 3, 2019, we completed the acquisition of the majority of the power supply products business of CUI Inc. (the "CUI power business") through an asset purchase agreement with CUI Global Inc. for $29.2 million (after a working capital adjustment), plus the assumption of certain liabilities. The CUI power business designs and markets a broad portfolio of AC/DC and DC/DC power supplies and board level components. The CUI power business is headquartered in Tualatin, Oregon and contributed sales of $50.8 million for 2023, $64.5 million for 2022, $55.8 million for 2021 and $43.1 million for 2020. The acquisition of the CUI power business enhanced Bel's existing offering of power products, allowing us to better address more of our customers' power needs.  It also introduced an alternative business model to Bel's, one which carries a higher gross margin profile and lower manufacturing risk. CUI is part of Bel's Power Solutions and Protection group.

Products

The Company primarily generates revenue through the sale of its products. Bel offers a broad array of product offerings, which are grouped as follows: Power Solutions & Protection (49% of net sales in 2023), Connectivity Solutions (33% of net sales in 2023) and Magnetic Solutions (18% of net sales in 2023). While there are key customers and end markets within each of the three product groups, there were no direct customers who accounted for more than 10% of our consolidated net sales in 2023. Our diverse product mix and customer base minimizes our dependence on any one customer or end market.

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

Magnetic Solutions

Bel's Magnetics offers industry-leading products.  The Company's ICM products integrate RJ45 connectors with discrete magnetic components to provide better performance and a more robust device that allows customers to substantially reduce board space and optimize performance. Power Transformers include standard and custom designs for use in a wide array of applications, including industrial instrumentation, alarm and security systems, motion control, elevators, and medical products.

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

Sales and Marketing

We sell our products to customers throughout North America, Europe and Asia. Sales are made through one of three channels: strategic account managers or in some cases, regional sales managers, working directly with our customers; regional sales managers working with independent sales representative organizations; or authorized distributors. Bel's strategic account managers are assigned to handle major accounts requiring global coordination.

Independent sales representatives and authorized distributors are overseen by the Company's sales management personnel located throughout the world. As of December 31, 2023, we had a sales and support staff of approximately 200 people that supported a network of sales representative organizations and non-exclusive distributors. We have written agreements with all our sales representative organizations and most of our major distributors. These written agreements, terminable on short notice by either party, are standard in the industry.

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

Trends in Market Demand

Product orders, or bookings, received during 2023 amounted to $447.6 million, a 41% decrease from 2022. By product group, orders received for our Power Solutions and Protection products amounted to $184.0 million in 2023, a 55% decrease from 2022. This decrease was partially due to a $17.7 million reduction in orders related to expedite fees. Orders received for our Connectivity Solutions products were $210.9 million in 2023, 5% lower than in 2022, as a result of decreased demand from our distribution partners largely offset by a rebound in demand from our direct and aftermarket commercial aerospace and military customers. Bookings for our Magnetic Solutions products decreased by 58% from 2022 to $52.7 million in 2023, largely due to reduced demand from our networking customers.

Backlog of Orders

We typically manufacture products against firm orders and projected usage by customers. Cancellation and return arrangements are either negotiated by us on a transactional basis or contractually determined. We estimate the value of the backlog of orders as of February 29, 2024 to be approximately $362.5 million as compared with a backlog of $526.9 million as of February 28, 2023. Management estimates that approximately 80%-85% of the Company's backlog as of February 29, 2024 will be shipped by December 31, 2024. The current level of backlog is still viewed by management as being elevated compared to historical levels (i.e. pre-COVID, the Company's backlog level was $160 million as of December 31, 2019). Factors that could cause the Company to fail to ship all such orders by year-end include unanticipated supply difficulties, changes in customer demand and new customer designs. Due to these factors, backlog may not be a reliable indicator of the timing of future sales. The preceding statements regarding the Company’s backlog, including but not limited to estimates and anticipated timing of shipping, represent Forward-Looking Statements. See "Cautionary Notice Regarding Forward-Looking Information."

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

Our Human Capital Strategy is built around four areas:

Extraordinary Performance

Our associates are a critical driver of Bel’s global business results. On December 31, 2023, Bel employed approximately 5,260 associates, almost all of which are full-time, across 6 countries, with 33.0% located within North America. Outside of the United States, our largest employee populations were located within the PRC, Mexico, Slovakia, the Dominican Republic, India and the United Kingdom. We regularly monitor various key performance indicators around the key human capital priorities of attracting, retaining, and engaging our global talent. In addition, we enable the execution of our strategic priorities by providing all associates with access to training and development opportunities to improve critical skill sets.

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

In 2023, we maintained our focus on the safety and well-being of our associates around the world in light of COVID and the variants of COVID that have followed. Our management team closely monitors the situation at each of our facilities; protective measures, where possible and as applicable under governing regulations, remain in place throughout our facilities. See "Overview - Key Factors Affecting our Business - Potential Future Impacts of COVID" in Item 7 of this Annual Report on Form 10-K for a discussion of current and potential future impacts of COVID upon our business.

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

As a company that has been in business for 75 years, Bel understands the importance of trust, integrity and accountability of all levels of the organization. Our policies, practices and priorities are continually reviewed to align with the best interests of our associates, shareholders and other stakeholders.

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

Global Director of ESG

In November 2022 Bel appointed a Global Director of ESG. This new dedicated role has allowed the Company to embark on a series of initiatives aimed at improving Bel’s commitment to its ESG program.

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

Bel has started the process of measuring the impact of its operations on the environment and intends to utilize these measurements to establish reduction goals and related initiatives throughout the global organization. Today we have 19 manufacturing facilities of various sizes and five of them are ISO 14001 certified and represent 73% of our manufacturing footprint. These five sites have been measuring their consumption levels of natural gas, electricity and water and have targets in place for reducing consumption and waste and improving recycling efforts. For the rest of our manufacturing sites, we intend to follow an approach comparable to the template laid out with these five as we begin the process of better understanding our impact.

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

2023 Charitable Contribution Program:

In 2022, Bel launched a Company-wide Charitable Contribution Program to ensure consistency and drive our corporate values across the organization. The social program is also in alignment with our Core Value of Community Engagement and directly reflects the ambitions of our ESG initiative to support the global communities within which we operate. In 2023, the program resulted in contributions to 52 local charities across 14 countries. In addition, there was a matching program for the organizations selected and associates who donated.

Governance

As a company that has been in business for 75 years, Bel understands the importance of trust, integrity and accountability at all levels of the organization. Recent additions to our Board and executive management team have brought greater diversity and new perspectives to Bel. We intend that our policies, practices and priorities will be periodically and continually reviewed as appropriate to better align with the best interests of our shareholders, associates and other stakeholders.

In addition to the establishment of Board-level ESG oversight pursuant to the Nominating and ESG Committee’s expanded role and the creation of Bel’s internal ESG Committee as discussed above, in February 2023, the Board adopted Bel’s Corporate Governance Guidelines which are available at https://ir.belfuse.com/corporate-governance. These guidelines, which are designed to enhance the Company’s corporate governance, will serve as a framework within which the Board will conduct its business, subject to applicable laws, regulations, listing requirements, and the Company’s organizational documents and Board committee charters.

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

Any outbreaks of contagious diseases and other adverse public health developments in countries where we operate could have a material and adverse effect on our business, consolidated financial condition and consolidated results of operations. Over the past three years, our business was impacted by temporary facility closures, shelter-in-place orders and challenges related to travel restrictions imposed by the local governmental authorities as a result of COVID. Our suppliers, customers and our customers’ contract manufacturers have experienced similar challenges from time to time throughout the pandemic.

As the status of the COVID pandemic and its effects continue to evolve, additional Bel facilities could become negatively impacted. COVID remains a potential supply continuity risk due to the unknown nature of future outbreaks including as a result of the emergence of further COVID virus variants. The extent to which COVID will impact our business and our consolidated financial results will depend on future developments which are highly uncertain and cannot be predicted at the time of the filing of this Annual Report on Form 10-K.  See "Overview - Key Factors Affecting our Business - Potential Future Impacts of COVID" in Item 7 of this Annual Report on Form 10-K for a discussion of current and potential future impacts of COVID upon our business.

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

Our results of operations may be materially adversely impacted by difficulties in obtaining raw materials, supplies, power, labor, natural resources and any other items needed for the production of our products, as well as by the effects of quality deviations in raw materials and the effects of significant fluctuations in the prices of existing inventories and purchase commitments for these materials. Many of these materials and components are produced by a limited number of suppliers and their availability to us may be constrained by supplier capacity. Any material disruption could materially adversely affect our financial results. In addition, inflationary pressures could result in higher input costs, including those related to our raw materials, labor, freight, utilities, healthcare and other expenses. Our future operating results will depend, in part, on our continued ability to manage these fluctuations through pricing actions, cost savings initiatives and sourcing decisions, and any negative impact of inflation could materially adversely affect our financial results. See “Overview - Key Factors Affecting our Business" in Item 7 of this Annual Report on Form 10-K for a discussion of how pricing and availability of materials is currently impacting our business.

We have substantial manufacturing operations located in the PRC, which exposes us to significant risks that could materially and adversely affect our business, operations, consolidated financial condition and consolidated results of operations.

The majority of Bel's Magnetic Solutions manufacturing capacity and supplier base is located in the PRC, as is a portion of Bel's Power Solutions and Protection group. As of December 31, 2023, 50% of our associates, 74% of our owned or leased manufacturing facilities (by square footage) and 24% of our Company’s tangible assets were all located in the PRC. Our Company’s presence and operations in the PRC expose us to significant risks that could materially and adversely affect our Company and our business, operations, financial position and results of operations.

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

Our significant manufacturing operations in the PRC may expose us to other risks. Risks inherent in our PRC operations include the following:

●	changes in import, export, transportation regulations and tariffs, and risks associated with boycotts and embargoes;
●

changes in, or impositions of, legislative or regulatory requirements or restrictions, including tax and trade laws in the U.S. and in the PRC, and government action to restrict our ability to sell to customers where sales of products may require export licenses;

●	transportation delays and other supply chain issues;
●	changes in tax regulations in the U.S. and/or the PRC, including restrictions and/or taxes applicable to the transfer or repatriation of funds;
●	international political relationships, including the relationship between the U.S. and the PRC;
●	epidemics and illnesses (including COVID, any new variants that may emerge, and any future health crises) within the PRC that affect the areas in which we operate and manufacture our products;
●	economic, social and political instability;
●	longer accounts receivable collection cycles and difficulties in collecting accounts receivable;
●	less effective protection of intellectual property and contractual arrangements, and risks associated with enforcing contracts and legal rights and remedies generally;
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

In addition to the risks associated with our PRC operations described above, the global nature of our operations generally subjects us to additional risks. We conduct operations in 14 countries, and outside of the United States (and the PRC), our largest manufacturing operations and associate populations are located within Mexico, Slovakia, the Dominican Republic, India and the United Kingdom. Please see the Risk Factor appearing below under the caption, "The global nature of our operations exposes us to numerous risks that could materially adversely affect our consolidated financial condition and consolidated results of operations.”

The loss of certain substantial customers could materially and adversely affect us.

During the year ended December 31, 2023, while there were no direct customers whose sales exceeded 10% of our 2023 consolidated net sales, approximately11.6% of the Company's total net sales were sold to one ultimate end-user through various intermediary contract manufacturers. While Bel sells a diversified portfolio of products to this ultimate end-user, we believe that the loss of this end user could have a material adverse effect on our consolidated financial position and consolidated results of operations. We have experienced significant concentrations of customers in prior years. See Note 14, "Segments" for additional disclosures related to our significant customers. Furthermore, factors that negatively impact the businesses of our major customers could materially and adversely affect us even if the customer represents less than 10% of our 2023 consolidated net sales.

We may not achieve all of the expected benefits from our restructuring programs.

In 2022, we announced restructuring plans related to four facility consolidations as further described in "Overview - Key Factors Affecting our Business - Restructuring" in Item 7 of this Annual Report. Management has estimated that these initiatives will result in restructuring costs of approximately $13.4 million ($6.3 million of which was incurred through December 31, 2023), incremental capital expenditures of approximately $5 million and once complete, annualized cost savings of approximately $6.9 million. Additionally, in connection with a new restructuring initiative implemented in the fourth quarter of 2023 involving the transition of certain manufacturing from our Glen Rock, Pennsylvania facility to other existing Bel sites as further described in "Overview – Key Factors Affecting our Business – Restructuring" in Item 7 of this Annual Report, management estimated that the initiative will result in restructuring costs of approximately $0.5 million ($0.4 million of which was incurred through December 31, 2023) and once complete, annualized cost savings of approximately $1.0 million. We made certain assumptions in estimating the anticipated savings we expect to achieve related to these initiatives, which include the estimated savings from the elimination of certain headcount and the consolidation of facilities. These assumptions may turn out to be incorrect due to a variety of factors. In addition, our ability to realize the expected benefits from these programs is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. If we are unsuccessful in implementing these programs or if we do not achieve our expected results, our results of operations and cash flows could be adversely affected or our business operations could be disrupted. As mentioned above, the amounts set forth in the foregoing including anticipated restructuring costs, incremental capital expenditure spend and annualized cost savings are the Company’s current estimates based on information presently available to the Company, assumptions and circumstances as they exist in each case at the time of filing of this Annual Report on Form 10-K, and are subject to change. See "Cautionary Notice Regarding Forward-Looking Information."

FINANCIAL RISKS

There are several factors which can cause our margins to suffer.

Our margins could be substantially impacted by the following factors.

●

Declines in Selling Prices: The average selling prices for our products tend to decrease over their life cycles, and customers put pressure on suppliers to lower prices even when production costs are increasing. Further, increased competition from low-cost suppliers around the world has put additional pressures on pricing. Any drop in demand for our products or increase in supply of competitive products could also cause a significant drop in our average sales prices.

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

Many of the orders that comprise our backlog may be delayed, accelerated or canceled by customers without penalty. Customers may on occasion double order from multiple sources to ensure timely delivery when lead times are particularly long. Customers often cancel orders when business is weak and inventories are excessive. Additional factors that could cause the Company to fail to ship orders comprising our backlog include unanticipated supply difficulties, changes in customer demand and new customer designs. Throughout 2023, Bel has faced macroeconomic and excessive levels of inventory within the supply channel and these conditions expected to continue through at least the first half of 2024. Due to the foregoing factors, we cannot be certain that the amount of our backlog equals or exceeds the level of orders that will ultimately be delivered, and backlog may not be a reliable indicator of the timing of future sales. Our results of operations could be adversely impacted if customers cancel a material portion of orders in our backlog.

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

Our global business is subject to complex and changing laws and regulations including but not limited to privacy, data security and data localization. Evolving foreign events may adversely affect our revenues and could subject us to new regulatory costs and challenges (such as the transfer of personal data between the EU and the United Kingdom), in addition to other adverse effects that we are unable to effectively anticipate. This may impose significant requirements on how we collect, process and transfer personal data, as well as significant financial penalties for non-compliance. Any inability to adequately address privacy concerns, even if unfounded, or to comply with the more complex privacy or data protection laws, regulations and privacy standards, could lead to significant financial penalties, which may result in a material and adverse effect on our consolidated results of operations.

RISKS RELATED TO OUR COMMON STOCK

As a result of protective provisions in the Company's Restated Certificate of Incorporation, as amended, the voting power of holders of Class A common shares whose voting rights are not suspended (including officers, directors and principal shareholders) may be increased at future meetings of the Company's shareholders.

The Company's Restated Certificate of Incorporation, as amended, provides that if a shareholder, other than shareholders subject to specific exceptions, acquires (after the date of the Company's 1998 recapitalization) 10% or more of the outstanding Class A common stock and does not own an equal or greater percentage of all then outstanding shares of both Class A and Class B common stock (all of which common stock must have been acquired after the date of the 1998 recapitalization), such shareholder must, within 90 days of the trigger date, purchase Class B common shares, in an amount and at a price determined in accordance with a formula described in the Company's Restated Certificate of Incorporation, as amended, or forfeit its right to vote its Class A common shares. As of February 29, 2024, to the Company's knowledge, there was one shareholder of the Company's common stock with ownership in excess of 10% of Class A outstanding shares with no ownership of the Company's Class B common stock and with no basis for exception from the operation of the above-mentioned provisions. In order to vote its shares at Bel's next shareholders' meeting, this shareholder must either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until its Class A holdings are under 10%. As of February 29, 2024, to the Company's knowledge, this shareholder owned 16.7% of the Company's Class A common stock and had not taken steps to either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until its Class A holdings fall below 10%. Unless and until this situation is satisfied in a manner permitted by the Company's Restated Certificate of Incorporation, as amended, the subject shareholder will not be permitted to vote its shares of common stock.

To the extent that the voting rights of particular holders of Class A common stock are suspended as of times when the Company's shareholders vote due to the above-mentioned provisions, such suspension will have the effect of increasing the voting power of those holders of Class A common shares whose voting rights are not suspended. As of February 29, 2024, Daniel Bernstein, the Company's Chief Executive Officer, beneficially owned 382,032 Class A common shares (or 21.4%) of the outstanding Class A common shares whose voting rights were not suspended, and all directors and current executive officers as a group (which includes Daniel Bernstein) beneficially owned 396,175 Class A common shares (or 22.2%) of the outstanding Class A common shares whose voting rights were not suspended.

Our stock price, like that of many companies, has been and may continue to be volatile.

The market price of our common stock may fluctuate as a result of variations in our quarterly operating results and other factors beyond our control. These fluctuations may be exaggerated if the trading volume of our common stock is low. The market price of our common stock may rise and fall in response to a variety of other factors, including:

•	announcements of technological or competitive developments;
•	general market or economic conditions;
•	the continuing and uncertain future impact of the COVID pandemic on our operations and supply chain;
•	market or economic conditions specific to particular geographical areas in which we operate;
•	acquisitions or strategic alliances by us or our competitors;
•	our ability to achieve our anticipated cost savings from announced restructuring programs;
•	the gain or loss of a significant customer or order;
•	changes in the amount or frequency of our payments of dividends or repurchases of our common stock; or
•	changes in estimates of our financial performance or changes in recommendations by securities analysts regarding us or our industry.

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

We manufacture in 7 countries, and our products are distributed in those countries as well as in other parts of the world. A large portion of our manufacturing operations are located outside of the United States and a large portion of our sales are generated outside of the United States. Operations outside of the United States, particularly operations in developing regions, are subject to various risks that may not be present or as significant for our U.S. operations. Economic uncertainty in some of the geographic regions in which we operate, including developing regions, could result in the disruption of commerce and negatively impact cash flows from our operations in those areas.

Risks inherent in our international operations include:

●	COVID-related closures and other pandemic-related uncertainties in the countries in which we operate;
●	Import and export regulations that could erode profit margins or restrict exports;
●	Foreign exchange controls and tax rates;
●	Foreign currency exchange rate fluctuations, including devaluations;
●	Changes in regional and local economic conditions, including local inflationary pressures;
●	Difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;
●	Variations in protection of intellectual property and other legal rights;
●	More expansive legal rights of foreign unions or works councils;
●	Changes in labor conditions and difficulties in staffing and managing international operations;
●	Inability or regulatory limitations on our ability to move goods across borders;
●	Changes in laws and regulations, including the laws and policies of the United States affecting trade, tariffs and foreign investment;
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

As a multi-national company, we are faced with increased complexities due to recent changes to the U.S. corporate tax code relating to our unremitted foreign earnings, potential revisions to international tax law treaties, and renegotiated trade deals. In addition, other events, such as the ongoing discussion and negotiations concerning varying levels of tariffs on product imported from the PRC, also create a level of uncertainty. If we are unable to anticipate and effectively manage these and other risks, it could have a material and adverse effect on our business, our consolidated results of operations and consolidated financial condition.

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

For additional information regarding risks associated with our operations in the PRC, see the discussion set forth above under the caption, "We have substantial manufacturing operations located in the PRC, which exposes us to significant risks that could materially and adversely affect our business, operations, consolidated financial condition and consolidated results of operations."

Cybersecurity risk and the failure to maintain the integrity of our operational or security systems or infrastructure, or those of third parties with which we do business, could have a material adverse effect on our business, consolidated financial condition and consolidated results of operations.

Cybersecurity threats, including but not limited to malware, phishing, credential harvesting, ransomware and other attacks, are rapidly evolving and are becoming increasingly sophisticated, making it difficult to detect and prevent such threats from impacting the Company. Our Company has seen an increased volume of cybersecurity threats and ransomware attempts in 2023 and expects to continue to experience cybersecurity threats from time to time, which pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cybersecurity attacks or security breaches of our networks, systems or applications, could result in the loss of customers and business opportunities, legal liability, regulatory fines, penalties or intervention, other litigation, regulatory and legal risks and the costs associated therewith, reputational damage, reimbursement or other compensatory costs, remediation costs, increased cybersecurity protection costs, additional compliance costs, increased insurance premiums, and lost revenues, damage to the Company's competitiveness, stock price, and long-term shareholder value, any of which could materially adversely affect our business, financial condition and results of operations. While we attempt to mitigate these risks, our systems, networks, products, solutions and services remain potentially vulnerable to advanced and persistent threats. We also maintain and have access to sensitive, confidential or personal data or information in certain of our businesses that is subject to privacy and security laws and regulations. Despite our efforts to protect such sensitive, confidential or personal data or information, our facilities and systems and those of our customers and third-party service providers may be vulnerable to security breaches, theft, fraud, misplaced or lost data, “Acts of God”, programming and/or human errors that could lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our consolidated financial condition and consolidated results of operations.

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

Item 1B.   Unresolved Staff Comments

None.

Item 1C.   Cybersecurity

Bel employs a full-time Cyber Security Expert who reports directly into our Senior Director of Global IT Services. During 2023, the Company worked with third-party cybersecurity companies to continually enhance the programs Bel has in place. These relationships involve regular communication and collaboration between the Bel cybersecurity team and our third-party providers to share threat intelligence and implement proactive measures to safeguard our systems and data. The Company has continued to invest in IT security, including additional end-user training, using layered defenses, identifying, and protecting critical assets, strengthening monitoring and alerting, and engaging experts. Our cybersecurity team regularly monitors alerts and meets to discuss threat levels, trends, and remediation. Further, we conduct periodic external penetration tests. In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with the use of third-party service providers that host our applications. The internal business owners of the hosted applications are required to document user access reviews at least annually and provide from the vendor a System and Organization Controls (SOC) 1 or SOC 2 report. Third party contractors or vendors that require access to our network are given specific limited access to only the specific resource. The access provided expires automatically after a period determined by the project and must follow all Company security measures.

The Audit Committee of the Board of Directors is responsible for overseeing the management of cybersecurity risks. The Audit Committee is informed about cybersecurity risks through quarterly reports from the Senior Director of Global IT Services and, as necessary, to the full Board. The Audit Committee also reviews and approves the company’s cybersecurity policies and the Company’s Senior Director of Global IT Services is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Board. This includes our overall information security strategy, policy, security engineering, operations and cyber incident detection and response reporting in alignment with Company policies. The current Senior Director of Global IT Services has more than 15 years of information technology and program management experience which includes information security, and others on our IT security team have years of cybersecurity experience and certifications.

Item 2.   Properties

The Company is headquartered in West Orange, New Jersey. The Company occupies 294,000 square feet at 18 non-manufacturing facilities, which are used primarily for management, financial accounting, engineering, sales and administrative support. Of this space, the Company leases 187,000 square feet in 13 facilities and owns properties of 107,000 square feet.

The Company also operated 19 manufacturing facilities in 7 countries as of December 31, 2023. Approximately 13% of the 2.4 million square feet the Company occupies is owned while the remainder is leased. See Note 19, "Commitments and Contingencies", for additional information pertaining to leases.

The following is a list of the locations of the Company's principal manufacturing facilities at December 31, 2023:

Location	Approximate Square Feet	Product Group Produced at Facility	Owned/ Leased	Percentage Used for Manufacturing

Dongguan, People's Republic of China	661,000	Magnetic Solutions	Leased	36%
Pingguo, People's Republic of China	180,000	Magnetic Solutions	Leased	39%
Shenzhen, People's Republic of China	227,000	Power Solutions & Protection	Leased	100%
Zhongshan, People's Republic of China	77,000	All three product groups	Leased	100%
Zhongshan, People's Republic of China	118,000	All three product groups	Owned	100%
Zhongshan, People's Republic of China	78,000	All three product groups	Owned	100%
Guangxi, People's Republic of China	243,000	Magnetic Solutions	Leased	54%
Mumbai, India	56,000	Power Solutions & Protection	Leased	46%
Dubnica nad Vahom, Slovakia	35,000	Power Solutions & Protection	Owned	50%
Dubnica nad Vahom, Slovakia	70,000	Power Solutions & Protection	Leased	100%
Worksop, United Kingdom	51,000	Connectivity Solutions	Leased	28%
Chelmsford, United Kingdom	17,000	Connectivity Solutions	Leased	80%
Dominican Republic	33,000	Magnetic Solutions	Leased	85%
Cananea, Mexico	30,000	Connectivity Solutions	Leased	60%
Reynosa, Mexico	80,000	Connectivity Solutions	Leased	56%
Glen Rock, Pennsylvania	74,000	Connectivity Solutions	Owned	60%
Waseca, Minnesota	127,000	Connectivity Solutions	Leased	83%
McAllen, Texas	40,000	Connectivity Solutions	Leased	56%
Melbourne, Florida	13,000	Connectivity Solutions	Leased	64%
	2,210,000

Of the space described above, 420,000 square feet is used for engineering, warehousing, sales and administrative support functions at various locations and 419,000 square feet is designated for dormitories, canteen and other employee related facilities in the PRC.

The Territory of Hong Kong became a Special Administrative Region ("SAR") of the PRC during 1997. The territory of Macao became a SAR of the PRC at the end of 1999. Management cannot presently predict what future impact, if any, this will have on the Company or how the political climate in the PRC will affect its contractual arrangements in the PRC. A significant portion of the Company's manufacturing operations and approximately 21.6% of its identifiable assets are located in Asia.

Item 3.   Legal Proceedings

The information called for by this Item is incorporated herein by reference to the caption "Legal Proceedings" in Note 19, "Commitments and Contingencies."

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

Holders

As of February 29, 2024, there were 34 registered shareholders of the Company's Class A Common Stock and 317 registered shareholders of the Company's Class B Common Stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our Class A and Class B Common Stock is held in "street name" by brokers. At February 29, 2024, to the Company's knowledge, there was one shareholder of the Company's Class A common stock whose voting rights were suspended. This shareholder owned 16.7% of the Company's outstanding shares of Class A common stock. For additional discussion, see Item 1A – "Risk Factors – As a result of protective provisions in the Company's restated certificate of incorporation, as amended, the voting power of holders of Class A common shares whose voting rights are not suspended (including officers, directors and principal shareholders) may be increased at future meetings of the Company's shareholders".

Dividends

During the years ended December 31, 2023 and 2022, the Company declared dividends on a quarterly basis at a rate of $0.06 per Class A share of common stock and $0.07 per Class B share of common stock totaling $3.5 million in 2023 and $3.4 million in 2022. On February 1, 2024, the Company paid a dividend to all shareholders of record at January 15, 2024 of Class A and Class B Common Stock in the total amount of $0.1 million ($0.06 per share) and $0.7 million ($0.07 per share), respectively. On February 21, 2024, Bel's Board of Directors declared a dividend in the amount of $0.06 per Class A common share and $0.07 per Class B common share which is scheduled to be paid on May 1, 2024 to all shareholders of record at April 15, 2024.

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

Stock Performance Graph

Not applicable.

Issuer Purchases of Equity Securities

The following table summarizes the activity related to repurchases of our equity securities during the fourth quarter ended December 31, 2023:

	Total Number of Shares Purchased (1)	Average Price Paid per Share(1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2023 – October 31, 2023	-	$-		-	(2)
November 1, 2023 – November 30, 2023	-	-		-	(2)
December 1, 2023 – December 31, 2023	2,000 (Class B)(1)	52.60	(1)	-	(2)
Total	2,000 (Class B)(1)	$52.60	(1)	-	(2)

(1)

Represents 2,000 shares of Class B Common Stock that were repurchased by the Company from a former employee in connection with the sale of its Czech Republic subsidiary Bel Steward s.r.o.  The repurchase was executed in December 2023 in a privately negotiated transaction at the market price of the Class B Common Stock on the date the parties reached agreement with respect to the terms of the transaction.

(2)

As the relevant authorization and initiation of the Company’s new Repurchase Program (as defined below) are events subsequent to the Q4-2023 reporting period, the table above reporting repurchase data for the fourth quarter ended December 31, 2023 does not reflect any data or transactions relevant to the Company’s $25.0 million share repurchase program (the “Repurchase Program”) as authorized by the Company’s Board of Directors and publicly announced on February 21, 2024. The Repurchase Program authorizes the repurchase of up to $25.0 million of shares of outstanding Class A Common Stock and Class B Common Stock. The aggregate $25.0 million available for repurchases under the Repurchase Program has been suballocated for purchases of Class A shares and Class B shares in portions of $4.0 million and $21.0 million, respectively, prorated to take into account the number of outstanding shares of each respective class. Shares of Common Stock may be repurchased pursuant to the Repurchase Program in open market, privately negotiated or block transactions or otherwise from time to time, depending upon market conditions and other factors, and in accordance with applicable law and regulations. The Repurchase Program has no expiration date. The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares, and the Repurchase Program may be suspended or terminated at any time.

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

The Company has been (and is for purposes of this Form 10-K) a “smaller reporting company” under applicable SEC rules and regulations, permitting the Company to use the scaled disclosure requirements applicable to smaller reporting companies, including a reduced number of years covered by the consolidated financial statements in Item 8. As a result of the measurement of the Company’s public float as of the June 30, 2023 determination date, the Company will no longer qualify as a smaller reporting company. However, pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended, the Company is not required to reflect the change in its smaller reporting company status or comply with the non-scaled disclosure obligations until the Company’s first quarterly report on Form 10-Q for the quarter ending March 31, 2024. In accordance with applicable rules, the Company is permitted to use the scaled disclosure requirements applicable to smaller reporting companies in this Form 10-K and has elected to do so.  See the “Explanatory Note” on the cover page of this Form 10-K.

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

We operate through three product group segments, in addition to a Corporate segment. In 2023, 49% of the Company's revenues were derived from Power Solutions and Protection, 33% from Connectivity Solutions and 18% from our Magnetic Solutions operating segment.

Our operating expenses are driven principally by the cost of labor where the factories that Bel uses are located, the cost of the materials that we use and our ability to effectively and efficiently manage overhead costs. As labor and material costs vary by product line and region, any significant shift in product mix can have an associated impact on our costs of sales. Costs are recorded as incurred for all products manufactured. Such amounts are determined based upon the estimated stage of production and include labor cost and fringes and related allocations of factory overhead. Our products are manufactured at various facilities in the U.S., Mexico, India, the Dominican Republic, the United Kingdom, Slovakia and the PRC.

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

Key Factors Affecting our Business

The Company believes the key factors affecting Bel's 2023 and/or future results include the following:

•

Revenues – The Company's revenues decreased by $14.4 million, or 2.2%, in 2023 as compared to 2022. By product segment, Power Solutions and Protection sales increased by 8.9%, Connectivity Solutions sales increased by 12.6% and Magnetic Solutions sales decreased by 35.6%.

•

Backlog – Our backlog of orders totaled $373.1 million at December 31, 2023, representing a decrease of $192.3 million, or 34%, from December 31, 2022. From 2022 to the 2023 year-end, the backlog for our Power Solutions and Protection products decreased by 37%, due to a reduction in demand within the networking end market and in the distribution channel. Our Magnetic Solutions backlog decreased by 69%, primarily due to reduced order volume from a large networking customer. The backlog for our Connectivity Solutions products was the same as the year-end 2022 level, as restored demand from our direct and after-market commercial aerospace customers was fully offset by reduced demand from customers in the networking and industrial end markets.

•

Product Mix – Material and labor costs vary by product line and any significant shift in product mix between higher- and lower-margin product lines will have a corresponding impact on the Company’s gross margin percentage. In general, our Connectivity products have historically had the highest contribution margins due to the harsh environment, high-reliability end applications for these products. Our Power products have a higher cost bill of materials and are impacted to a greater extent by changes in material costs. As our Magnetic Solutions products are more labor intensive, margins on these products are impacted to a greater extent by minimum- and market-based wage increases in the PRC and fluctuations in foreign exchange rates between the U.S. Dollar and the Chinese renminbi. Fluctuations in sales volume among our product groups will have a corresponding impact on Bel's profit margins. See Note 14, "Segments" for profit margin information by product group.

•

Pricing and Availability of Materials – During 2023, while there has been some stabilization of raw materials pricing, overall our cost of materials remain elevated. Supply constraints have eased related to components that constitute raw materials in our manufacturing processes, particularly with capacitors, resistors and copper. Lead times are still above normal though suppliers are now meeting the agreed delivery deadlines with more regularity.

•

Labor Costs – Labor costs as a percentage of sales fluctuate based upon our product mix, with our Magnetic Solutions segment sales comprised largely of labor-intensive ICM products. Any significant fluctuations in the exchange rates of the Chinese Renminbi versus the U.S. dollar will have an impact on labor costs within our Magnetic Solutions and Power Solutions and Protection segments. Similarly, any significant fluctuation in the exchange rate of the Mexican Peso versus the U.S. dollar will have a corresponding impact on labor costs within our Connectivity Solutions segment.  Effective January 1, 2024, the statutory minimum wage rate in Mexico was increased by 20%, impacting labor costs at our Reynosa and Cananea, Mexico factories. We estimate the additional cost associated with this increase will be approximately $1.4 million annually. Also effective January 1, 2024, minimum wage increases which went into effect at our factory in Slovakia are expected to result in approximately $0.3 million of higher labor costs at that facility in 2024 as compared to 2023.

•

Inflationary Pressures – Inflationary pressures could result in higher input costs, including those related to our raw materials, labor, freight, utilities, healthcare and other expenses. Our future operating results will depend, in part, on our continued ability to manage these fluctuations through pricing actions, cost savings initiatives and sourcing decisions.

•

Restructuring – During the third quarter of 2022, a series of initiatives were launched to streamline our operational footprint. Within our Magnetic Solutions group, our previously announced facility consolidation efforts in China were completed during the fourth quarter of 2023. Further, during 2023, we completed the transitions of our Tempe, Arizona and Sudbury, UK sites, moving those operations into other existing Bel facilities. The initiative related to our Connectivity site in Melbourne, Florida is substantially complete, with the final elements of the transition of these manufacturing operations to our existing site in Waseca, Minnesota scheduled for the first quarter of 2024. Aggregate annual cost savings related to the four facility consolidations announced in 2022 were estimated at $6.9 million, with full savings to be realized beginning in the first quarter of 2024. In a new restructuring initiative implemented in the fourth quarter of 2023, also within the Connectivity segment, certain manufacturing will transition from our Glen Rock, Pennsylvania facility to other existing Bel sites (the “Glen Rock initiative”) at an estimated cost to implement of $0.5 million. We anticipate estimated annualized cost savings of approximately $1.0 million in connection with the Glen Rock initiative to be realized gradually over the course of 2024. The Company will continue to review its operations to optimize the business, which may result in restructuring costs being recognized in future periods. The preceding sentences represent Forward-Looking Statements. The amounts set forth in the foregoing including anticipated restructuring costs (including severance costs), incremental capital expenditures and annualized cost savings are the Company’s current estimates based on information presently available to the Company, assumptions and circumstances as they exist in each case at the time of filing of this Annual Report on Form 10-K, and are subject to change. See "Cautionary Notice Regarding Forward-Looking Information."

•

Impact of Foreign Currency – As further described below in this "Impact of Foreign Currency" discussion, during 2023, labor and overhead costs were less than $0.1 million higher than in 2022 due to an unfavorable foreign exchange environment involving the Mexican peso, and Euro partially offset by favorable foreign exchange fluctuation due to Chinese renminbi as compared to the prior year period. Also as described below in the discussion captioned "Inflation and Foreign Currency Exchange", the Company realized foreign exchange transactional losses of $1.4 million during 2023, due to the fluctuation of the spot rates of certain currencies in effect when translating our balance sheet accounts at December 31, 2023 versus those in effect at December 31, 2022. Since Bel is a U.S. domiciled company, our foreign currency-denominated financial results are translated into U.S. dollars. Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results and the revaluation of certain intercompany as well as third-party transactions to and from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact to our consolidated statements of operations and cash flows. We were favorably impacted by transactional foreign exchange gains in 2023 due to the depreciation of the Chinese Renminbi against the U.S. dollar, which was largely offset by an appreciation of the Mexican Peso against the U.S. dollar, as compared to exchange rates in effect during 2022.  We have significant manufacturing operations located in in the PRC and Mexico where labor and overhead costs are paid in local currency.  As a result, the U.S. Dollar equivalent costs of these operations were approximately $2.6 million lower in the PRC, largely offset by higher costs in Mexico of approximately $2.3 million, in 2023 as compared to 2022. The Company monitors changes in foreign currencies and has historically implemented additional foreign currency forward contracts, and may continue to implement pricing actions to help mitigate the impact that changes in foreign currencies may have on its consolidated operating results. The preceding sentence represents a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Information."

•

Potential Future Impacts of COVID – The Company continues to be focused on the safety and well-being of its associates around the world in light of COVID and the variants of COVID that have followed. The combination of protective measures at our factories coupled with remote work arrangements have enabled us to maintain operations, including financial reporting systems, internal controls over financial reporting and disclosure controls and procedures. We have not experienced a negative impact on our liquidity to date as a result of the COVID pandemic. Our balance of cash on hand and held to maturity investments in U.S. Treasury securities continues to be strong at an aggregate amount of $126.9 million at December 31, 2023 as compared to $70.3 million at December 31, 2022. The Company also has availability under its current revolving credit facility; as of December 31, 2023, the Company could borrow an additional $115 million while still being in compliance with its debt covenants. COVID remains a potential supply continuity risk due to the unknown nature of future outbreaks including potential further variants. For additional information, see Item 1A -"Risk Factors - Our global operations and demand for our products face risks related to health epidemics such as the coronavirus." Our statements regarding the potential future impact of COVID represent Forward-Looking Statements.  See “Cautionary Notice Regarding Forward-Looking Information.”

•

Effective Tax Rate – The Company's effective tax rate will fluctuate based on the geographic region in which the pretax profits are earned. Of the jurisdictions in which the Company operates, the U.S. and Europe's tax rates are generally equivalent; and Asia has the lowest tax rates of the Company's three geographic regions. See Note 10 to the Company's Consolidated Financial Statements - "Income Taxes".

As our focus on streamlining the organization continues its momentum with reaching material milestones achieved, we will reemphasize and dedicate our focus on top line growth. We expect 2024 to start slow, with indications of a possible rebound in the second half of the year as inventory in the supply channel normalizes. The preceding sentences represent Forward-Looking Statements.  See "Cautionary Notice Regarding Forward-Looking Information."

Results of Operations - Summary by Operating Segment

Net Sales and Gross Margin

The Company's net sales and gross margin by major product line for the years ended December 31, 2023 and 2022 were as follows (dollars in thousands):

	Years Ended
	December 31,
	Net Sales		Gross Margin
	2023	2022	2023	2022
Power Solutions and Protection	$314,105	$288,366	38.1%	30.5%
Connectivity Solutions	210,572	187,085	34.2%	25.9%
Magnetic Solutions	115,136	178,782	22.0%	27.6%
	$639,813	$654,233	33.7%	28.0%

Power Solutions and Protection:

Sales of our Power Solutions and Protection products were higher by $25.7 million in 2023 as compared to 2022. This increase was primarily due to higher sales of our front-end power products and board mount power products of $42.7 million and $6.9 million, respectively, both of which are used in networking and datacenter applications. Further, sales of product into the eMobility end market increased by more than $7.5 million (40%) and sales of product into the rail end market increased by $7.5 million (33%) in 2023 as compared to 2022. These increases were offset in part by a reduction in sales of our CUI products of $13.7 million and a decline in sales of our circuit protection products of $9.9 million, both of which were largely impacted by the lower demand from our distribution customers. Raw material expedite fee revenue for this segment totaled $14.9 million in 2023 as compared to $32.5 million in 2022. Gross margin improved in 2023 as compared to 2022 as pricing actions, higher sales volume, favorable exchange rates with the Chinese renminbi versus the U.S. dollar, a lower volume of low-margin expedite fees and a favorable shift in product mix offset the impact of increased material costs.

Connectivity Solutions:

Sales of our Connectivity Solutions products increased by $23.5 million (12.6%) in 2023 as compared to 2022. These increases were primarily due to an increase in sales into the commercial aerospace end market of $22.2 million (71%) in 2023 as compared to 2022. Sales into our military end market also grew by $8.8 million (24%) in 2023 as compared to 2022. We also experienced an increased volume of Connectivity Solutions products sold through our distribution channels in 2023 compared to last year. These sales increases were offset in part by a decline in sales of passive connector and cabling products used in the industrial premise wiring and 5G/IOT markets of $11.0 million (29.0%) as compared to the prior year. Gross margins for the 2023 periods presented above were favorably impacted by the higher overall sales volume, pricing actions and operational efficiencies implemented during 2023, partially offset by higher wage rates in Mexico and an unfavorable fluctuation in exchange rates between the U.S. dollar and Mexican peso in 2023 as compared to 2022.

Magnetic Solutions:

Sales of our Magnetic Solutions products declined by $63.6 million during 2023 as compared to 2022. Reduced demand for our Magnetic Solutions products from our networking customers and through our distribution channels has been the primary driver as we believe these customers continue to work through inventory on hand. The lower sales volume and favorable exchange rates with the Chinese Renminbi versus the U.S. dollar, was the primary driver of gross margin reduction for this product group compared with 2022.

Cost of Sales

Cost of sales as a percentage of net sales for the years ended December 31, 2023 and 2022 consisted of the following:

	Years Ended
	December 31,
	2023	2022
Material costs	40.8%	45.4%
Labor costs	6.6%	8.3%
Other expenses	18.9%	18.3%
Total cost of sales	66.3%	72.0%

Material costs as a percentage of sales during 2023 came down compared to 2022, as pricing actions helped to offset the continued heightened cost of certain raw materials. Labor costs in 2023 as a percentage of sales have decreased significantly from the 2022 periods presented due to a variety of factors, including the shift in product mix resulting in a lower consolidated percentage of sales from of our labor-intensive Magnetic products, lower labor costs in the PRC due to the favorable fluctuation in the Chinese Renminbi exchange rate versus the U.S. Dollar, and the restructuring and efficiency programs implemented throughout 2023 in our Connectivity Solutions segment. The reduction in labor costs were partially offset by the unfavorable fluctuation of the Mexican Peso exchange rate versus the U.S. Dollar in the 2023 versus the 2022.

The other expenses noted in the table above include fixed cost items such as support labor and fringe, depreciation and amortization, and facility costs (i.e. rent, utilities, insurance). In total, these other expenses were largely the same in 2023 as compared to 2022 as the benefits realized on cost savings initiatives were offset by higher costs from the redundant operations in China that were in place while our facility consolidation project was underway for much of 2023.

Research and Development ("R&D")

R&D expenses were $22.5 million and $20.2 million for the years ended December 31, 2023 and 2022, respectively. The increase noted in R&D expenses during 2023 is largely due to higher salaries, benefits and product development costs.

Selling, General and Administrative Expenses ("SG&A")

SG&A expenses were $99.1 million in 2023 as compared with $92.3 million in 2022. Within SG&A, increases in salaries and fringe benefits of $6.1 million, legal and professional fees of $2.4 million, and travel of $1.0 million were partially offset by a $1.3 million reduction in commissions to outside sales representatives, and a $1.2 million reduction in depreciation and amortization as compared to 2022.

Restructuring Charges

The Company recorded $10.1 million of restructuring charges in 2023 largely in connection with the four facility consolidation projects in the U.S., UK and PRC, as further described in "Overview - Key Factors Affecting our Business - Restructuring" above. In 2022, the Company recorded $7.3 million of restructuring charges related to these same initiatives.

Gain on Sale of Properties

During 2023, the Company recorded a gain of $3.8 million related to the sale of one of its properties in Jersey City, New Jersey. In 2022, a gain of $1.6 million was recorded in connection with the sale of a separate property in Jersey City.

Interest Expense

The Company incurred interest expense of $2.9 million in 2023 and $3.4 million in 2022 primarily due to its outstanding borrowings under the Company's credit agreement. The reduction in interest expense during 2023 related to a lower debt balance throughout 2023 as compared to 2022. See "Liquidity and Capital Resources" and Note 11, "Debt" for further information on the Company's outstanding debt.

Other Income/Expense, Net

Other income/expense, net was a net expense of $2.8 million in 2023 compared to a net expense of $2.7 million in 2022. The net expense in 2023 was comprised of a foreign exchange loss of $1.4 million, the loss on liquidation of a foreign subsidiary of $2.7 million, $0.8 million of losses associated with Bel's investment in innolectric and $0.8 million of other expense; partially offset by $1.7 million of interest income and a gain of $1.2 million related to the Company's SERP investments. The net expense in 2022 was comprised of a loss of $2.2 million in 2022 related to the Company's SERP investments and $1.0 million of other expense; partially offset by foreign exchange gains of $0.3 million and $0.2 million of interest income.

Income Taxes

The Company’s effective tax rate will fluctuate based on the geographic regions in which the pretax profits are earned. Of the jurisdictions in which the Company operates, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of the Company’s three geographic regions. See Note 10, “Income Taxes.”

2023 as Compared to 2022

The provision for income taxes for the years ended December 31, 2023 and 2022 was $9.5 million and $6.4 million, respectively. The Company’s earnings before income taxes for the year ended December 31, 2023 were approximately $24.2 million higher as compared with the year ended December 31, 2022, primarily attributable to an increase in income in the Asia and North America regions. The Company’s effective tax rate was 11.4% and 10.8% for the years ended December 31, 2023 and 2022, respectively. The change in the effective tax rate during the year ended December 31, 2023 as compared to fiscal year 2022 is primarily attributable to an increase in U.S. tax expense resulting from higher U.S. income, which was offset by a benefit resulting from the impact of permanent differences on U.S. activities, was well as an increase in the tax benefit relating to the reversal of uncertain tax positions resulting from the expiration of certain statute of limitations.

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

Due to the practicality of determining the deferred taxes on outside basis differences in our investments in our foreign subsidiaries, management has not provided for deferred taxes on outside basis differences at December 31, 2023 and deemed that these basis differences will be indefinitely reinvested.

Inflation and Foreign Currency Exchange

During the past two years, we do not believe the effect of inflation was material to our consolidated financial position or our consolidated results of operations. We are exposed to market risk from changes in foreign currency exchange rates. Fluctuations of the U.S. dollar against other major currencies have not significantly affected our foreign operations as most sales continue to be denominated in U.S. dollars or currencies directly or indirectly linked to the U.S. dollar. Most significant expenses, including raw materials, labor and manufacturing expenses, are incurred primarily in U.S. dollars, Mexican pesos, or the Chinese renminbi, and to a lesser extent in British pounds, or Indian rupees. The Mexican pesos appreciated by 12%, Euro appreciated by 3%, British pound appreciated by 1%, the Indian rupee and the Chinese renminbi each depreciated by 5% versus the U.S. dollar in 2023 compared to 2022. To the extent the renminbi or peso appreciate in future periods, it could result in the Company's incurring higher costs for most expenses incurred in the PRC and Mexico. The Company periodically uses foreign currency forward contracts to manage its short-term exposures to fluctuations in operational cash flows resulting from changes in foreign currency exchange rates as further described in Note 13, "Derivative Instruments and Hedging Activities". The Company's European entities, whose functional currencies are Euros and British pounds, enter into transactions which include sales that are denominated principally in Euros, British pounds and various other European currencies, and purchases that are denominated principally in U.S. dollars and British pounds. Such transactions, as well as those related to our multi-currency intercompany payable and receivable transactions, resulted in a net realized and unrealized currency exchange loss of $1.4 million in 2023 and a gain of $0.3 million in 2022 which were included in other expense, net on the consolidated statements of operations. Translation of subsidiaries' foreign currency financial statements into U.S. dollars resulted in translation adjustments, net of taxes, of $6.7 million and ($8.2) million for the years ended December 31, 2023 and 2022, respectively, which are included in accumulated other comprehensive loss on the consolidated balance sheets.

Liquidity and Capital Resources

Our principal sources of liquidity include $89.4 million of cash and cash equivalents at December 31, 2023, $37.5 million of held to maturity investments in U.S. Treasury securities, cash provided by operating activities and borrowings available under our credit facility. We expect to use this liquidity for operating expenses, investments in working capital, capital expenditures, interest, taxes, dividends, debt obligations and other long-term liabilities. We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, both in the next twelve months and in the longer term.

Cash Flow Summary

During the year ended December 31, 2023, the Company's cash and cash equivalents increased by $19.1 million.  This increase was primarily due to the following:

•	net cash provided by operating activities of $108.3 million;
•	proceeds from the sale of property, plant and equipment of $6.0 million;
•	proceeds from held to maturity securities of $19.9 million; and
•	proceeds from the sale of our business in the Czech Republic of $5.1 million; partially offset by
• purchases of held to maturity and marketable securities of $60.0 million;
• payments for our equity method investment in innolectric of $10.3 million;
• purchases of property, plant and equipment of $12.1 million;
• dividend payments of $3.5 million; and
• net repayments under our revolving credit line of $35.0 million.

During the year ended December 31, 2022, the Company's cash and cash equivalents increased by $8.5 million. This increase was primarily due to cash provided by operating activities of $40.3 million, and proceeds from the sale of property, plant and equipment of $1.8 million; partially offset by the purchase of property, plant and equipment of $8.8 million, dividend payments of $3.4 million, and repayments under our revolving credit line of $17.5 million.

During the year ended December 31, 2023, accounts receivable decreased $22.5 million primarily due to the lower sales volume in the second half of 2023 as compared to the same period of 2022. Days sales outstanding (DSO) decreased to 55 days at December 31, 2023 from 58 days at December 31, 2022. Inventories decreased by $33.6 million from the December 31, 2022 level. Inventory turns, excluding R&D, were 3.1 times for the year ended December 31, 2023 and 2.7 times for the year ended December 31, 2022.

Cash and cash equivalents, held to maturity U.S. Treasury securities and accounts receivable comprised approximately 36.9% and31.7% of the Company's total assets at December 31, 2023 and December 31, 2022, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 3.4 to 1 and 2.8 to 1 at December 31, 2023 and December 31, 2022, respectively. At December 31, 2023 and 2022, $40.9 million and $50.1 million, respectively (or 46% and 71%, respectively), of cash and cash equivalents was held by foreign subsidiaries of the Company. During 2023, the Company repatriated $47.2 million of funds from outside of the U.S., with minimal incremental tax liability. We continue to analyze our global working capital and cash requirements and the potential tax liabilities attributable to further repatriation, and we have yet to make any further determination regarding repatriation of funds from outside the U.S. to fund the Company's U.S. operations in the future. In the event these funds were needed for Bel's U.S. operations, the Company would be required to accrue and pay U.S. state taxes and any applicable foreign withholding taxes to repatriate these funds.

Future Cash Requirements

The Company expects foreseeable liquidity and capital resource requirements to be met through its existing cash and cash equivalents, held to maturity investments in U.S. Treasury securities and anticipated cash flows from operations, as well as borrowings available under its revolving credit facility, if needed. The Company's material cash requirements arising in the normal course of business primarily include:

Debt Obligations and Interest Payments - The Company had $60 million outstanding under its revolving credit facility at December 31, 2023, as further described below and in Note 11, "Debt". There are no mandatory principal payments due on the credit facility borrowings during 2024. The current balance of $60 million is due upon expiration of the credit facility on September 1, 2026. Anticipated interest payments due amount to $10.7 million, of which $4.0 million is expected to be paid in 2024 based on our debt balance and interest rate in place at December 31, 2023.

Lease Obligations - The Company has operating leases for its facilities used for manufacturing, research and development, sales and administration. There are also operating and finance leases related to manufacturing equipment, office equipment and vehicles. As of December 31, 2023, the Company was contractually obligated to pay future operating lease payments of $22.6 million, of which $6.7 million is expected to be paid in 2024, and future financing lease obligations of $2.1 million, of which $0.7 million is expected to be paid in 2024.  See Note 18, "Leases," for further information.

Purchase Obligations - The Company submits purchase orders for raw materials to various vendors throughout the year for current production requirements, as well as forecasted requirements. Certain of these purchase orders relate to special purpose material and, as such, the Company may incur penalties if an order is cancelled. The Company had outstanding purchase orders related to raw materials in the amount of $57.7 million at December 31, 2023, of which $50.6 million is expected to be paid in 2024. The Company also had outstanding purchase orders related to capital expenditures which totaled $5.8 million at December 31, 2023, all of which is expected to be paid in 2024.

Pension Benefit Obligations - As further described in Note 15, "Retirement Fund and Profit Sharing Plan", the Company maintains a Supplemental Executive Retirement Plan ("SERP"). At December 31, 2023, estimated future obligations under the plan amounted to $19.5 million. It is expected that the Company will pay $0.8 million in benefit payments in connection with the SERP during 2024. Included in other assets at December 31, 2023 is the cash surrender value of company-owned life insurance and marketable securities held in a rabbi trust with an aggregate value of $15.4 million, which has been designated by the Company to be utilized to fund the Company's SERP obligations.

Dividends - The Company has historically paid quarterly dividends on its two classes of common stock, which amounted to $3.5 million in 2023 as compared to $3.4 million in 2022. Consistent with the dividend rates declared in prior years, Bel's Board of Directors declared dividends on November 1, 2023 and again on February 21, 2024 on each of our two classes of common stock. These two quarterly payments will be made in the first half of 2024 in the total anticipated amount of $1.7 million.

Share Repurchase Program - In February 2024, Bel's Board of Directors authorized the repurchase of up to $25 million of the Company's common stock. The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares, and the Repurchase Program may be suspended or terminated at any time. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions, corporate and regulatory requirements and the consideration of other uses of cash including other investment opportunities.

Tax Payments - At December 31, 2023, we had liabilities for unrecognized tax benefits and related interest and penalties of $19.8 million, all of which is included in other liabilities on our consolidated balance sheet. At December 31, 2023, we cannot reasonably estimate the future period or periods of cash settlement of these liabilities. See Note 10, "Income Taxes", for further discussion. Also included on our consolidated balance sheet at December 31, 2023 is $2.7 million of liabilities for transition tax associated with the 2017 U.S. tax reform, of which $2.7 million is expected to be paid in 2024.

Credit Facility

The Company is a party to a credit agreement, as further described in Note 11, "Debt". The credit agreement contains customary representations and warranties, covenants and events of default. In addition, the credit agreement contains financial covenants that measure (i) the ratio of the Company’s total funded indebtedness, on a consolidated basis, less the aggregate amount of all unencumbered cash and cash equivalents, to the amount of the Company’s consolidated EBITDA (“Leverage Ratio”) and (ii) the ratio of the amount of the Company’s consolidated EBITDA to the Company’s consolidated fixed charges (“Fixed Charge Coverage Ratio”). If an event of default occurs, the lenders under the credit agreement would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.

At December 31, 2023, the Company had $60 million outstanding under its credit agreement. The unused credit available under the credit facility at December 31, 2023 was $115 million, of which we had the ability to borrow the full amount without violating our Leverage Ratio covenant based on the Company's existing consolidated EBITDA. At December 31, 2023, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Fixed Charge Coverage Ratio.

At December 31, 2023, the Company was also a party to two pay-fixed, receive-variable interest rate swap agreements covering the full amount of its then variable interest exposure through August 2026. See Note 13, "Derivative Instruments and Hedging Activities" for further details.

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

Inventory Valuation

Inventories consist of raw materials and purchased components and are stated at the lower of cost and net realizable value. Material costs are principally determined by standard cost or the weighted moving average method, both of which approximate actual cost. The Company reduces the carrying value of its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value based on the aforementioned assumptions. Our reserve calculations are based on historical experience related to slow-moving inventory in addition to specific known concerns in the case of products going end-of-life or customer cancellations. As of December 31, 2023 and 2022, the Company had reserves for excess or obsolete inventory of $13.7 million and $14.5 million, respectively. With the recent decrease in demand for our products, our value of inventory on hand has decreased by $35.9 million from December 31, 2022 to December 31, 2023. In the event of a sudden decrease in demand for our products, or a higher incidence of inventory obsolescence, the Company could be required to increase its inventory reserve, which would have an unfavorable impact on our gross margin.

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

As indicated in Note 5, "Goodwill and Other Intangible Assets", the fair value of each of our four reporting units exceeded their respective carrying values by a large margin (ranging from 71% to 169%). If market factors change and the discount rate utilized in the fair value calculation changes, it would result in a higher or lower fair value of our reporting units. The discount rates utilized in our October 1, 2023 impairment test ranged from 14.0% to 18.5%. An increase in the discount rate assumption of 50 basis points would have impacted the fair values of our reporting units, and would have reduced the excess of fair value over carrying value to a revised range of 69% to 163%. Further, if we are unable to achieve the projected revenue growth rates or margins assumed in our projections, this would also impact the fair value of our reporting units. Effective with the October 1, 2023 testing date, we changed our reporting unit structure to align with how management is currently reviewing and managing the business. Based on the testing performed, no impairment existed either under the former reporting unit structure or under the new reporting unit structure. If we were to change our reporting unit structure again or if other events and circumstances change (such as a sustained decrease in the price of our common stock, a decline in current market multiples, a significant adverse change in legal factors or business climates, an adverse action or assessment by a regulator, heightened competition, strategic decisions made in response to economic or competitive conditions or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of), we may be required to record impairment charges in future periods. Any impairment charges that we may take in the future could be material to our consolidated results of operations and consolidated financial condition.

The Company conducted its annual goodwill impairment test as of October 1, 2023, and no impairment was identified at that time. Management has also concluded that the fair value of its goodwill exceeded the associated carrying value at December 31, 2023 and that no impairment exists as of that date. See Note 5, "Goodwill and Other Intangible Assets," for details of our goodwill balance and the goodwill review performed in 2023. We will continue to monitor goodwill on an annual basis and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management's business strategy or significant declines in our stock price, indicate that there may be a potential indicator of impairment.

Indefinite-Lived Intangible Assets

The Company tests indefinite-lived intangible assets for impairment annually on October 1, or upon a triggering event, using a fair value approach, the relief-from-royalty method (a form of the income approach). The Company conducted its annual impairment tests as of October 1, 2023 and 2022, and no impairment was identified at either testing date. Management has also concluded that the fair value of its trademarks exceeds the associated carrying values at December 31, 2023 and that no impairment existed as of that date. At December 31, 2023, the Company's indefinite-lived intangible assets related solely to trademarks.

Pension Benefit Obligations

Net periodic benefit cost for the Company's SERP totaled $1.3 million in 2023 and $1.5 million in 2022. Benefit plan information for financial reporting purposes is calculated using actuarial assumptions including a discount rate for plan benefit obligations. The changes in net periodic benefit cost year-over-year are attributable to demographic changes within the plan, as well as any changes to the discount rate or the assumption around the future annual increases in compensation. The discount rate utilized for the net periodic benefit cost was 5.0% at December 31, 2023 and 2.75% at December 31, 2022. An increase in this 2023 discount rate assumption of 25 basis points would have decreased the 2023 periodic benefit cost by $0.1 million.  A decrease in this 2023 discount rate assumption of 25 basis points would have increased the 2023 periodic benefit cost by $0.2 million. The discount rate utilized for the pension benefit obligation was 4.75% at December 31, 2023 and 5.00% at December 31, 2022. An increase in this 2023 discount rate assumption of 25 basis points would have reduced the pension benefit obligation by $0.5 million at December 31, 2023. A decrease in this 2023 discount rate assumption of 25 basis points would have increased the pension benefit obligation by $0.6 million at December 31, 2023.

Other Matters

The Company believes that it has sufficient cash reserves to fund its foreseeable working capital needs. It may, however, seek to expand such resources through bank borrowings, at favorable lending rates, from time to time. If the Company were to undertake another substantial acquisition for cash, the acquisition would either be funded with cash on hand or would be financed through cash on hand and through bank borrowings or the issuance of public or private debt or equity. If the Company borrows additional money to finance acquisitions, this would further decrease the Company's ratio of earnings to fixed charges, and could further impact the Company's material restrictive covenants, depending on the size of the borrowing and the nature of the target company. Under its existing credit facility, the Company is required to obtain its lender's consent for certain additional debt financing and to comply with other covenants, including the application of specific financial ratios, which may limit the Company’s ability to pay cash dividends on its common stock and/or the amounts thereof, including to the extent that payment of any such dividend would cause noncompliance with any such financial ratio. Depending on the nature of the transaction, the Company cannot assure investors that the necessary acquisition financing would be available to it on acceptable terms, or at all, when required. If the Company issues a substantial amount of stock either as consideration in an acquisition or to finance an acquisition, such issuance may dilute existing stockholders and may take the form of capital stock having preferences over its existing common stock.

New Financial Accounting Standards

The discussion of new financial accounting standards applicable to the Company is incorporated herein by reference to Note 1, "Description of Business and Summary of Significant Accounting Policies."

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company is not required to provide the information called for by this Item as it is a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, for purposes of this Annual Report on Form 10-K.

Item 8.     Financial Statements and Supplementary Data

See the consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements for the information required by this item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Bel Fuse Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Bel Fuse Inc. (a New Jersey corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 11, 2024 expressed an unqualified opinion.

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

Critical audit matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Iselin, New Jersey

March 11, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Bel Fuse Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Bel Fuse Inc. (a New Jersey corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated March 11, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Iselin, New Jersey
March 11, 2024

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	December 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$89,371	$70,266
Held to maturity U.S. Treasury securities	37,548	-
Accounts receivable, net of allowance of $1,388 and $1,552, at December 31, 2023 and 2022, respectively	84,129	107,274
Inventories	136,540	172,465
Unbilled receivables	12,793	18,244
Other current assets	21,097	13,159
Total current assets	381,478	381,408

Property, plant and equipment, net	36,533	36,833
Right-of-use assets	20,481	21,551
Related-party note receivable	2,152	-
Equity method investment	10,282	-
Intangible assets, net	49,391	54,111
Goodwill, net	26,642	25,099
Deferred income taxes	11,553	7,281
Other assets	33,119	34,183
Total assets	$571,631	$560,466

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,441	$64,589
Accrued expenses	54,657	50,873
Operating lease liability, current	6,350	5,870
Other current liabilities	9,161	14,972
Total current liabilities	110,609	136,304

Long-term liabilities:
Long-term debt	60,000	95,000
Operating lease liability, long-term	14,212	15,742
Liability for uncertain tax positions	19,823	24,798
Minimum pension obligation and unfunded pension liability	19,876	18,522
Deferred income taxes	1,456	1,257
Other long-term liabilities	5,097	6,497
Total liabilities	231,073	298,120

Commitments and contingencies (see Note 19)

Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,141,589 shares outstanding at each date (net of 1,072,769 restricted treasury shares)	214	214
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 10,620,260 shares and 10,642,760 shares outstanding at December 31, 2023 and December 31, 2022, respectively (net of 3,218,307 restricted treasury shares)	1,065	1,067
Treasury stock (unrestricted, consisting of 3,323 Class A shares and 17,342 Class B shares)	(454)	(349)
Additional paid-in capital	44,260	40,772
Retained earnings	307,510	237,188
Accumulated other comprehensive loss	(12,037)	(16,546)
Total stockholders' equity	340,558	262,346
Total liabilities and stockholders' equity	$571,631	$560,466

See accompanying notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2023	2022

Net sales	$639,813	$654,233
Cost of sales	423,964	470,780
Gross profit	215,849	183,453

Research and development costs	22,487	20,238
Selling, general and administrative expenses	99,091	92,342
Restructuring charges	10,114	7,322
Gain on sale of properties	(3,819)	(1,596)
Income from operations	87,976	65,147

Gain on sale of Czech Republic business	980	-
Interest expense	(2,850)	(3,379)
Other income/expense, net	(2,806)	(2,709)
Earnings before provision for income taxes	83,300	59,059

Provision for income taxes	9,469	6,370
Net earnings available to common shareholders	$73,831	$52,689

Net earnings per common share:
Class A common shares - basic and diluted	$5.52	$4.01
Class B common shares - basic and diluted	$5.83	$4.24

Weighted-average shares outstanding:
Class A common shares - basic and diluted	2,142	2,143
Class B common shares - basic and diluted	10,634	10,394

See accompanying notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Years Ended December 31,
	2023	2022

Net earnings	$73,831	$52,689

Other comprehensive income:
Currency translation adjustment, net of taxes of ($93) and ($47)	6,684	(8,196)
Unrealized (losses) gains on interest rate swap cash flow hedge, net of taxes of $0 in both periods	(1,579)	5,655
Unrealized holding gains (losses) on marketable securities arising during the period, net of taxes of $0 in both periods	1	(11)
Change in unfunded SERP liability, net of taxes of ($161) and ($1,381)	(597)	4,869
Other comprehensive income	4,509	2,317
Comprehensive income	$78,340	$55,006

See accompanying notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

			Accumulated
			Other	Class A	Class B		Additional
		Retained	Comprehensive	Common	Common	Treasury	Paid-In
	Total	Earnings	(Loss) Income	Stock	Stock	Stock	Capital

Balance at December 31, 2021	$208,743	$187,935	$(18,863)	$214	$1,038	$-	$38,419
Net earnings	52,689	52,689	-	-	-	-	-
Dividends declared:
Class A Common Stock, $0.24/share	(514)	(514)	-	-	-	-	-
Class B Common Stock, $0.28/share	(2,922)	(2,922)	-	-	-	-	-
Issuance of restricted common stock	-	-	-	-	33	-	(33)
Forfeiture of restricted common stock	-	-	-	-	(4)	-	4
Repurchase of treasury stock	(349)	-	-	-	-	(349)	-
Foreign currency translation adjustment, net of taxes of ($47)	(8,196)	-	(8,196)	-	-	-	-
Unrealized gains on interest rate swap cash flow hedge, net of taxes of $0	5,655	-	5,655	-	-	-	-
Unrealized holding losses on marketable securities, net of taxes of $0	(11)	-	(11)	-	-	-	-
Stock-based compensation expense	2,382	-	-	-	-	-	2,382
Change in unfunded SERP liability, net of taxes of ($1,381)	4,869	-	4,869	-	-	-	-
Balance at December 31, 2022	262,346	237,188	(16,546)	214	1,067	(349)	40,772

Net earnings	73,831	73,831	-	-	-	-	-
Dividends declared:
Class A Common Stock, $0.24/share	(512)	(512)	-	-	-	-	-
Class B Common Stock, $0.28/share	(2,997)	(2,997)	-	-	-	-	-
Issuance of restricted common stock	-	-	-	-	1	-	(1)
Forfeiture of restricted common stock	-	-	-	-	(3)	-	3
Repurchase of treasury stock	(105)	-	-	-	-	(105)	-
Foreign currency translation adjustment, including writeoff of $2,724 related to liquidation of foreign subsidiary, net of taxes of ($93)	6,684	-	6,684	-	-	-	-
Unrealized losses on interest rate swap cash flow hedge, net of taxes of $0	(1,579)	-	(1,579)	-	-	-	-
Unrealized holding gains on marketable securities, net of taxes of $0	1	-	1	-	-	-	-
Stock-based compensation expense	3,486	-	-	-	-	-	3,486
Change in unfunded SERP liability, net of taxes of ($161)	(597)	-	(597)	-	-	-	-
Balance at December 31, 2023	$340,558	$307,510	$(12,037)	$214	$1,065	$(454)	$44,260

See accompanying notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2023	2022

Cash flows from operating activities:
Net earnings	$73,831	$52,689
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,312	14,863
Stock-based compensation	3,486	2,382
Amortization of deferred financing costs	33	34
Deferred income taxes	(3,872)	(4,594)
Unrealized losses (gains) on foreign currency revaluation	1,356	(278)
Gains on sale/disposal of property, plant and equipment	(2,117)	(1,596)
Gain on sale of Czech Republic business	(980)	-
Other, net	(1,037)	1,195
Changes in operating assets and liabilities:
Accounts receivable	22,500	(20,702)
Unbilled receivables	5,451	10,031
Inventories	33,613	(36,592)
Other current assets	(217)	(1,210)
Other assets	2,971	7,000
Accounts payable	(22,745)	1,522
Accrued expenses	5,356	10,933
Accrued restructuring costs	(1,228)	6,784
Other liabilities	(16,388)	(4,162)
Income taxes payable	(4,976)	1,958
Net cash provided by operating activities	108,349	40,257

Cash flows from investing activities:
Purchase of property, plant and equipment	(12,126)	(8,832)
Purchases of held to maturity and marketable securities	(59,992)	-
Proceeds from held to maturity securities	19,918	-
Payment for equity method investment	(10,282)	-
Investment in related party notes receivable	(2,152)	-
Proceeds from disposal/sale of property, plant and equipment	6,036	1,833
Proceeds from sale of business	5,063	-
Net cash used in investing activities	(53,535)	(6,999)

(continued)

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Years Ended December 31,
	2023	2022

Cash flows from financing activities:
Dividends paid to common shareholders	(3,492)	(3,413)
Purchase of treasury stock	(105)	(349)
Borrowings under revolving credit line	5,000	-
Repayments under revolving credit line	(40,000)	(17,500)
Net cash used in financing activities	(38,597)	(21,262)
Effect of exchange rate changes on cash	2,888	(3,486)

Net increase in cash and cash equivalents	19,105	8,510

Cash and cash equivalents - beginning of year	70,266	61,756

Cash and cash equivalents - end of year	$89,371	$70,266

Supplemental cash flow information:

Cash paid during the year for:
Income taxes, net of refunds received	$25,056	$14,618
Interest payments	$4,729	$3,371
ROU assets obtained in exchange for lease obligations	$5,999	$8,052

See accompanying notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED December 31, 2023 and 2022

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bel Fuse Inc. and subsidiaries ("Bel," the "Company," "we," "us," and "our") design, manufacture and market a broad array of products that power, protect and connect electronic circuits. These products are used around the world, primarily in the networking, telecommunications, computing, general industrial, high-speed data transmission, military, commercial aerospace, transportation and eMobility industries. Bel's portfolio of products also finds application in the automotive, medical, broadcasting and consumer electronics markets. We manage our operations by product group through our reportable operating segments, Power Solutions and Protection, Connectivity Solutions and Magnetic Solutions.

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

Cash, Cash Equivalents and Investments - Cash equivalents include short-term investments in money market funds and certificates of deposit with an original maturity of three months or less when purchased. Accounts at each U.S. institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Substantially all of our U.S. cash and cash equivalents balances are in excess of the FDIC insured limit. The Company periodically invests its excess cash in money market funds and U.S. Treasury Bills. The Company's cash and cash equivalents are placed with high credit quality financial institutions.

The Company has held to maturity securities comprised of U.S. Treasury Bills. These investments are classified as held to maturity as the Company has the intent and ability to hold these investments until they mature. The held to maturity securities mature within the next 12 months. The table below shows the amortized costs, associated gross unrealized gains and associated fair value of the held to maturity securities at December 31, 2023:

	Amortized Cost	Gross Unrealized Gain	Fair Value
Held to maturity U.S. Treasury securities	$37,548	$103	$37,651

In determining the fair value of the Company's held to maturity U.S. Treasury securities, the Company utilized Level 1 inputs of the market price for comparable securities as of December 31 2023.

Allowance for Credit Losses - The Company currently measures the expected credit losses based on our historical credit loss experience. The Company has not experienced significant recent or historical credit losses and is not forecasting any significant credit losses which would require adjustments to our methodology. If current conditions and supportable forecasts indicate that our historical loss experience is not reasonable and no longer supportable, the Company may adjust its historical credit loss experience and to reflect these conditions and forecasts. The Company regularly analyzes its significant customer accounts and, when the Company becomes aware of a customer’s inability to meet its financial obligations, the Company records a specific reserve for bad debt to reduce the related receivable to the amount the Company reasonably believes is collectible. There were no significant impairment losses related to our receivables in 2023 or 2022.

Effects of Foreign Currency – In non-U.S. locations that are not considered highly inflationary, we translate the non-equity components of our foreign balance sheets at the end of period exchange rates with translation adjustments accumulated within stockholders' equity on our consolidated balance sheets. We translate the statements of operations at the average exchange rates during the applicable period. In connection with foreign currency denominated transactions, including multi-currency intercompany payable and receivable transactions and loans, the Company incurred a net realized and unrealized currency exchange loss of $1.4 million for the year ended December 31, 2023 and a gain of $0.3 million for the year ended  December 31, 2022, which were included in other expense, net on the consolidated statements of operations.

Concentration of Credit Risk - Financial instruments which potentially subject us to concentrations of credit risk consist principally of accounts receivable and temporary cash investments. We grant credit to customers that are primarily original equipment manufacturers, subcontractors of original equipment manufacturers and distributors based on an evaluation of the customer's financial condition, without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. We control our exposure to credit risk through credit approvals, credit limits and monitoring procedures and establish allowances for anticipated losses.  See Note 14, "Segments," for disclosures regarding significant customers.

Inventories - Inventories are stated at the lower of cost or net realizable value. Material costs are determined by standard costs or weighted average cost, both of which approximate actual costs. Costs related to inventories include raw materials, direct labor and manufacturing overhead which are included in cost of sales on the consolidated statements of operations upon sale.

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

Product Warranties – Warranties vary by product line and are competitive for the markets in which the Company operates. Warranties generally extend for one to three years from the date of sale, providing customers with assurance that the related product will function as intended. The Company reviews its warranty liability quarterly based on an analysis of actual expenses and failure rates accompanied with estimated future costs and projected failure rate trends. Factors taken into consideration when evaluating our warranty reserve are (i) historical claims for each product, (ii) volume increases, (iii) life of warranty, (iv) historical warranty repair costs and (v) other factors. To the extent that actual experience differs from our estimate, the provision for product warranties will be adjusted in future periods. Actual warranty repair costs are charged against the reserve balance as incurred.  See Note 12, "Accrued Expenses."

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

Identifiable intangible assets consist primarily of patents, licenses, trademarks, trade names, customer lists and relationships, non-compete agreements and technology-based intangibles and other contractual agreements. We amortize finite-lived identifiable intangible assets over the shorter of their stated or statutory duration or their estimated useful lives, ranging from 1 to 16 years, on a straight-line basis to their estimated residual values and periodically review them for impairment. Total identifiable intangible assets comprise 8.6% and 9.7% at December 31, 2023 and 2022, respectively, of our consolidated total assets.

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

Impairment and Disposal of Long-Lived Assets – For definite-lived intangible assets, such as customer relationships, contracts, intellectual property, and for other long-lived assets, such as property, plant and equipment, whenever impairment indicators are present, we perform a review for impairment. We calculate the undiscounted value of the projected cash flows associated with the asset, or asset group, and compare this estimated amount to the carrying amount. If the carrying amount is found to be greater, we record an impairment loss for the excess of book value over the fair value. In addition, in all cases of an impairment review, we re-evaluate the remaining useful lives of the assets and modify them, as appropriate. At December 31, 2023, a total of $1.3 million of property was classified as assets held for sale (within other current assets) on the accompanying consolidated balance sheet related to properties in the PRC that have been exited in connection with our recent restructuring initiatives related to facility consolidation efforts in China. These assets have been evaluated for impairment and it was determined that no impairment existed as of December 31, 2023.

For indefinite-lived intangible assets, such as goodwill, trademarks and trade names, each year and whenever impairment indicators are present, we determine the fair value of the asset and record an impairment loss for the excess of book value over the fair value, if any. In addition, in all cases of an impairment review we re-evaluate whether continuing to characterize the asset as indefinite-lived is appropriate. See Note 5, "Goodwill and Other Intangible Assets," for additional details.

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

The Company records all derivatives as assets or liabilities on our consolidated balance sheets at their fair values. Gains and losses from the changes in values of these derivatives are accounted for based on the use of the derivative and whether it qualifies for hedge accounting. The Company's interest rate swaps and foreign currency forward contracts related to the Chinese renminbi (both further described in Note 13, "Derivative Instruments and Hedging Activities") have been designated as cash flow hedges and as such, gains/losses are recorded in accumulated other comprehensive income until such time the hedged item affects earnings.

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

Income Taxes - We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. See Note 10, “Income Taxes”. We record net deferred tax assets to the extent we believe these assets will more-likely-than-not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. We have established valuation allowances for deferred tax assets that are not likely to be realized. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of our net recorded amount, we would adjust the valuation allowance, which would reduce the provision for income taxes. We establish liabilities for tax contingencies when, despite the belief that our tax return positions are fully supported, it is more likely than not that certain positions may be challenged and may not be fully sustained. The tax contingency liabilities are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the conclusion of federal and state audits, expiration of the statute of limitations for the assessment of tax, case law and emerging legislation. Our effective tax rate includes the effect of tax contingency liabilities and changes to the liabilities as considered appropriate by management. The Company's policy for releasing disproportionate income tax effects from accumulated other comprehensive loss ("AOCL") is to utilize the item-by-item approach.

Earnings per Share – We utilize the two-class method to report our earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. The Company's Restated Certificate of Incorporation, as amended, states that the Company's Class B common shares, par value $0.10 per share (the "Class B common stock," "Class B common shares" or "Class B shares"), are entitled to dividends at least 5% greater than dividends paid to Class A common shares, par value $0.10 per share (the "Class A common stock," "Class A common shares" or "Class A shares," and collectively with the Class B common stock, the "common stock" or the "common shares"), resulting in the two-class method of computing earnings per share.  In computing earnings per share, the Company has allocated dividends declared to Class A and Class B shares based on amounts actually declared for each class of stock and 5% more of the undistributed earnings have been allocated to Class B shares than to the Class A shares on a per share basis. Basic earnings per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share, for each class of common stock, are computed by dividing net earnings by the weighted-average number of common shares and potential common shares outstanding during the period. There were no potential common shares outstanding during the years ended  December 31, 2023 and 2022 which would have had a dilutive effect on earnings per share.

The earnings and weighted average shares outstanding used in the computation of basic and diluted earnings per share are as follows:

	Years Ended December 31,
	2023	2022
Numerator:
Net earnings	$73,831	$52,689
Less dividends declared:
Class A	512	514
Class B	2,997	2,922
Undistributed earnings	$70,322	$49,253

Undistributed earnings allocation:
Class A undistributed earnings	$11,318	$8,084
Class B undistributed earnings	59,004	41,169
Total undistributed earnings	$70,322	$49,253

Net earnings allocation:
Class A net earnings	$11,830	$8,598
Class B net earnings	62,001	44,091
Net earnings	$73,831	$52,689

Denominator:
Weighted average shares outstanding:
Class A	2,142	2,143
Class B	10,634	10,394

Net earnings per share:
Class A	$5.52	$4.01
Class B	$5.83	$4.24

Research and Development ("R&D") - Our engineering groups are strategically located around the world to facilitate communication with and access to customers' engineering personnel. This collaborative approach enables partnerships with customers for technical development efforts. On occasion, we execute non-disclosure agreements with our customers to help develop proprietary, next generation products destined for rapid deployment. R&D costs are expensed as incurred, and are shown as a separate line within operating expenses on the consolidated statements of operations. Generally, R&D is performed internally for the benefit of the Company. R&D costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. R&D expenses for the years ended  December 31, 2023 and 2022 amounted to $22.5 million and $20.2 million, respectively.

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

Level 1 -  Observable inputs such as quoted market prices in active markets

Level 2 -  Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions

For financial instruments such as cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, the carrying amount approximates fair value because of the short maturities of such instruments. See Note 6, "Fair Value Measurements," for additional disclosures related to fair value measurements.

Recently Issued Accounting Standards

Recently Adopted Accounting Standards

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides temporary optional guidance on contract modifications and hedging accounting to ease the financial reporting burdens of the market transition from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates. In January 2021, the FASB issued ASU 2021-01, which refined the scope of Topic 848 and clarified some of its guidance as part of the FASB’s monitoring of global reference rate activities. This updated guidance was effective upon issuance, and the Company was initially allowed to elect to apply the amendments prospectively through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848, which extended the date by which companies could elect to apply the amendments to December 31, 2024. During January 2023, the Company amended its credit agreement and related interest rate swap agreements to transition the reference rate from LIBOR to a Secured Overnight Financing Rate ("SOFR") effective January 31, 2023. In connection with these amendments, the Company adopted ASU 2020-04 in the first quarter of 2023 and elected to apply the relevant practical expedients within the guidance. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended. The new guidance broadens the information that an entity must consider in developing its expected credit loss estimates related to its financial instruments and adds to U.S. GAAP an impairment model that is based on expected losses rather than incurred losses. On January 1, 2023, the Company adopted ASU 2016-13. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Accounting Standards Issued But Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (CODM). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows and financial condition.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.

2.	INVESTMENT IN INNOLECTRIC

On February 1, 2023, the Company closed on a noncontrolling (one-third) investment in Germany-based innolectric AG (“innolectric”) for consideration of €8.0 million (approximately $8.8 million as of the February 2023 closing). Transaction costs associated with the Company's investment in innolectric amounted to $1.3 million and these costs have been recorded as part of the carrying value of the investment. Under the terms of the investment agreement, if innolectric achieves certain EBITDA thresholds within a specified timeframe, the Company would be committed to acquiring the remaining shares of innolectric at that time. The accompanying consolidated balance sheet reflects the fair value as of the February 2023 closing of the initial one-third equity method investment, inclusive of transaction costs, of $11.0 million, and a separate liability of $1.0 million associated with the net fair value of the put and call options related to the remaining shares pursuant to the agreement in the event certain profitability thresholds are met.

This passive investment creates a strategic alliance that is focused on Electric Vehicles (“EV”) on-board power electronics, and in particular next generation fast-charging technology. With no product overlap, this relationship expands the Bel eMobility Power portfolio, further enhancing Bel's competitive position in this emerging field. Our investment in innolectric is accounted for using the equity method and we have determined that the innolectric investment is not a variable interest entity (VIE). Results from this investment have been included in Bel's Power Solution and Protection segment and amounted to a loss of $0.8 million during the year ended December 31, 2023. The Company adopted a policy to record its share of innolectric's results on a one-month lag on a consistent basis to allow time for innolectric to provide its financial statements to Bel.

Related Party Transactions

From time to time, the Company provides cash loans to innolectric to fund working capital needs and further business development. During 2023, the Company provided loans to innolectric in the aggregate amount of €2.0 million (approximately $2.1 million at the December 31, 2023 exchange rate). These loans bear interest at a rate of 5% per annum. This balance is shown as a related-party note receivable on the accompanying consolidated balance sheet at December 31, 2023.

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

In our Power Solutions and Protection product group, we provide AC/DC and DC/DC power conversion devices and circuit protection products. Applications range from board-mount power to system-level architectures for servers, storage, networking, industrial and transportation.

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

In our Magnetic Solutions product group, we provide an extensive line of integrated connector modules (ICM), where an Ethernet magnetic solution is integrated into a connector package. Products within the Company's Magnetic Solutions group are primarily used in networking and industrial applications.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by geographic region and sales channel, and includes a reconciliation of the disaggregated revenue to our reportable segments:

	Year Ended December 31, 2023
	Power Solutions	Connectivity	Magnetic
	and Protection	Solutions	Solutions	Consolidated

By Geographic Region:
North America	$233,016	$172,518	$42,259	$447,793
Europe	57,567	32,689	8,263	98,519
Asia	23,522	5,365	64,614	93,501
	$314,105	$210,572	$115,136	$639,813

By Sales Channel:
Direct to customer	$221,828	$130,893	$86,608	$439,329
Through distribution	92,277	79,679	28,528	200,484
	$314,105	$210,572	$115,136	$639,813

	Year Ended December 31, 2022
	Power Solutions	Connectivity	Magnetic
	and Protection	Solutions	Solutions	Consolidated

By Geographic Region:
North America	$217,381	$141,585	$50,234	$409,200
Europe	42,121	35,596	10,903	88,620
Asia	28,864	9,904	117,645	156,413
	$288,366	$187,085	$178,782	$654,233

By Sales Channel:
Direct to customer	$186,439	$112,128	$135,247	$433,814
Through distribution	101,927	74,957	43,535	220,419
	$288,366	$187,085	$178,782	$654,233

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

The balances of the Company's contract assets and contract liabilities at  December 31, 2023 and December 31, 2022 are as follows:

	December 31,	December 31,
	2023	2022

Contract assets - current (unbilled receivables)	$12,793	$18,244
Contract liabilities - current (deferred revenue)	$3,046	$8,847

The change in balance of our unbilled receivables from December 31, 2022 to  December 31, 2023 primarily relates to a timing difference between the Company's performance (i.e. when our product is shipped to a customer-controlled hub) and the point at which the Company can invoice the customer per the terms of the customer contract (i.e. when the customer pulls our product from the customer-controlled hub). The deferred revenue balance is included within other current liabilities on the accompanying balance sheets.

A tabular presentation of the activity within the deferred revenue account for the year ended  December 31, 2023 is presented below:

Year Ended
December 31, 2023
Balance, January 1	$8,847
New advance payments received	4,121
Recognized as revenue during period	(9,930)
Currency translation	8
Balance, December 31	$3,046

Transaction Price Allocated to Future Obligations:

The aggregate amount of transaction price allocated to remaining performance obligations that have not been fully satisfied as of  December 31, 2023 related to contracts that exceed one year in duration amounted to $4.4 million, with expected contract expiration dates that range largely from 2025 – 2026. It is expected that $2.4 million of this aggregate amount will be recognized in 2025, $1.9 million will be recognized in 2026 and the remainder will be recognized in years beyond 2026.  The majority of the Company's orders received (but not yet shipped) at  December 31, 2023 is related to contracts that have an original expected duration of one year or less, for which the Company is electing to utilize the practical expedient available within the guidance, and are excluded from the transaction price related to these future obligations. The Company will generally satisfy the remaining performance obligations as we transfer control of the products ordered to our customers.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price and related acquisition costs over the fair value assigned to the net tangible and other intangible assets acquired in a business acquisition. At December 31, 2023 and 2022, the Company's reportable operating segments were as follows:

•	Power Solutions and Protection: includes the 2012 acquisition of Powerbox Italia, the 2014 acquisition of ABB's Power Solutions business, the 2019 acquisition of the majority of CUI Inc.'s power products business, the 2021 acquisition of EOS, the 2023 equity method investment in innolectric, in addition to sales and an estimated allocation of expenses related to power products manufactured at Bel sites that are not product group specific.

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

The changes in the carrying value of goodwill classified by our segment reporting structure for the year ended  December 31, 2023 are as noted in the table below.

	Total	Power Solutions & Protection	Connectivity Solutions	Magnetic Solutions
Balance at January 1, 2023:
Goodwill, gross	$25,099	$18,152	$6,947	$-
Goodwill, net	$25,099	$18,152	$6,947	$-

Foreign currency translation	1,543	471	1,072	-

Balance at December 31, 2023:
Goodwill, gross	$26,642	$18,623	$8,019	$-
Goodwill, net	$26,642	$18,623	$8,019	$-

The Company has accumulated impairment charges totaling $137.5 million, which were incurred under a former segment and reporting unit structure which was in place prior to October 1, 2019.

As discussed in Note 6, "Fair Value Measurements", goodwill is reviewed for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. In testing goodwill for impairment, we may perform both a qualitative assessment and quantitative assessment. For the qualitative test, the assessment is based on a review of general macroeconomic conditions, industry and market conditions, changes in cost factors, overall financial performance (both actual and expected performance) and other reporting unit-specific events such as significant changes in management, customers, litigation or a change in the carrying amount of net assets. If it is determined that a potential impairment may exist, we would proceed with a quantitative assessment. In cases where we elect to perform a quantitative assessment, we estimate the fair value of these reporting units using a weighting of fair values derived from income and market approaches. Under the income approach, we determine the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit.

2023 Annual Impairment Test

On October 1, 2023, the Company completed a quantitative assessment of our annual goodwill impairment test for our four existing reporting units. We concluded that the fair value of the Company's Connectivity Europe, Power Europe, EOS and CUI reporting units exceeded the carrying value and that there was no indication of impairment. Effective October 1, 2023, in connection with a recent shift in how management views and manages the business in light of the consolidation or our ERP systems, recent facility consolidations and other streamlining initiatives at the product group level, the Company changed its reporting unit structure. The Company's new reporting units are Power Solutions and Protection (excluding CUI), CUI, Connectivity Solutions and Magnetic Solutions. The Company performed a qualitative analysis (Step 0) on the new reporting units as of the October 1, 2023 testing date and concluded no impairment existed for the new reporting units at that time.

The excess of estimated fair values over carrying value, including goodwill for each of our former reporting units that had goodwill as of the 2023 annual impairment test were as follows:

Reporting Unit	% by Which Estimated Fair Value Exceeds Carrying Value
Power Europe	89.1%
Connectivity Europe	79.9%
EOS	71.2%
CUI	169.4%

2022 Impairment Tests

The Company performed a qualitative assessment as of October 1, 2022 related to its EOS reporting unit, as the estimated fair value of this reporting unit significantly exceeded the carrying amount based on our baseline quantitative assessment, which was performed as of March 31, 2021. Our qualitative assessment determined that no indicators of impairment were present as of the October 1, 2022 assessment date.

On October 1, 2022, the Company completed a quantitative assessment of our annual goodwill impairment test for three of our reporting units. We concluded that the fair value of the Company's Connectivity Europe, Power Europe and CUI reporting units exceeded the carrying value and that there was no indication of impairment.

As noted above, the fair value determined in connection with the goodwill impairment test completed in the fourth quarter of 2023 exceeded the carrying value for each reporting unit. Therefore, there was no impairment of goodwill. However, if the fair value decreases in future periods, the Company may need to complete an interim goodwill impairment test and any potential goodwill impairment charge would be dependent upon the estimated fair value of the reporting unit at that time and the outcome of the impairment test. The fair values of the assets and liabilities of the reporting unit, including the intangible assets, could vary depending on various factors.

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

Other Intangible Assets

Other identifiable intangible assets include patents, technology, license agreements, non-compete agreements and trademarks. Amounts assigned to these intangible assets have been determined by management.  Management considered a number of factors in determining the allocations, including valuations and independent appraisals. Trademarks have indefinite lives and are reviewed for impairment on an annual basis, or when there is a triggering event. Other intangible assets, excluding trademarks, are being amortized over 1 to 12 years.

The Company tests indefinite-lived intangible assets for impairment using a fair value approach, the relief-from-royalty method (a form of the income approach). At December 31, 2023, the Company's indefinite-lived intangible assets related to the trademarks acquired in the CUI, Power Solutions, Connectivity Solutions, Cinch and Fibreco acquisitions.

The components of definite and indefinite-lived intangible assets are as follows:

	December 31, 2023			December 31, 2022
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Patents, licenses and technology	$19,176	$11,386	$7,790	$38,607	$30,156	$8,451
Customer relationships	56,711	32,099	24,612	56,917	28,096	28,821
Non-compete agreements	-	-	-	2,662	2,662	-
Trademarks (indefinite-lived)	17,148	159	16,989	16,999	160	16,839
	$93,035	$43,644	$49,391	$115,185	$61,074	$54,111

Amortization expense was $4.7 million and $6.0 million during each of 2023 and 2022, respectively.

Estimated amortization expense for intangible assets for the next five years is as follows:

December 31,	Amortization Expense

2024	$4,563
2025	4,551
2026	4,551
2027	4,551
2028	4,551

2023 and 2022 Impairment Tests

The Company completed its annual indefinite-lived intangible assets impairment test as of October 1, 2023 and October 1, 2022. Management has concluded that the fair value of these trademarks exceeded the related carrying values at both  December 31, 2023 and December 31, 2022, with no indication of impairment at either date.

6.	FAIR VALUE MEASUREMENTS

The following tables show the Company's cash, cash equivalents and other marketable and held to maturity securities by significant investment category as of December 31, 2023 and 2022:

	December 31, 2023
	Carrying value	Fair value	Cash and cash equivalents	Other Current Assets
Cash	$57,544	$57,544	$57,544	$-
Level 1:
Money market funds	31,188	31,188	31,188	-
Money market funds (Rabbi Trust)	303	303	-	303
Subtotal	31,491	31,491	31,188	303
Level 2:
Certificates of deposit and time deposits	3,629	3,926	639	2,990
Subtotal	3,629	3,926	639	2,990
Total	$92,664	$92,961	$89,371	$3,293

	December 31, 2022
	Carrying value	Fair value	Cash and cash equivalents	Other Current Assets
Cash	$70,266	$70,266	$70,266	$-
Level 1:
Money market funds (Rabbi Trust)	101	101	-	101
Subtotal	101	101	-	101
Total	$70,367	$70,367	$70,266	$101

As of December 31, 2023 and 2022, our available-for-sale securities primarily consisted of investments held in a rabbi trust which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations. These securities are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs and amounted to $0.3 million at December 31, 2023 and $0.1 million at December 31, 2022.

Throughout 2023 and 2022, the Company entered into a series of foreign currency forward contracts, the fair value of which was $0.5 million at  December 31, 2023 and $0.4 million at December 31, 2022. The estimated fair value of foreign currency forward contracts is based on quotes received from the applicable counterparty, and represents the estimated amount we would receive or pay to settle the contracts, taking into consideration current exchange rates which can be validated through readily observable data from external sources (Level 2).

The Company is a party to two interest rate swap agreements as further described in Note 13, "Derivative Instruments and Hedging Activities". The fair value of the interest rate swap agreements was $4.0 million and $5.5 million at December 31, 2023 and 2022, respectively, which was based on data received from the counterparty, and represents the estimated amount we would receive or pay to settle the agreements, taking into consideration current and projected future interest rates as well as the creditworthiness of the parties, all of which can be validated through readily observable data from external sources.

The fair values of our derivative financial instruments (which are measured using Level 2 fair value inputs) and their classifications in our consolidated balance sheets as of December 31, 2023 were as follows:

	Balance Sheet Classification	December 31, 2023	December 31, 2022
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Other current assets	$-	$359
Not designated as hedging instruments	Other current assets	486	-
Interest rate swap agreements:
Designated as a cash flow hedge	Other assets	3,960	5,539
Total derivative assets		$4,446	$5,898

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Other current liabilities	$5	$-
Total derivative liabilities		$5	$-

The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during 2023 or 2022. There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during 2023.

There were no financial assets accounted for at fair value on a nonrecurring basis as of  December 31, 2023 or  December 31, 2022.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature. The fair value of the Company’s long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities. At December 31, 2023 and 2022, the estimated fair value of total debt was $60 million and $95.0 million, respectively, compared to a carrying amount of $60 million and $95.0 million, respectively. The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of December 31, 2023.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis. These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis. See Note 5, "Goodwill and Other Intangible Assets," for further information about goodwill and other indefinite-lived intangible assets.

7.	OTHER ASSETS

At December 31, 2023 and 2022, the Company had obligations of $19.5 million and $18.2 million, respectively, associated with its SERP. As a means of informally funding these obligations, the Company has invested in life insurance policies related to certain employees and marketable securities held in a rabbi trust. At December 31, 2023 and 2022, these assets had a combined value of $15.4 million and $14.0 million, respectively.

Company-Owned Life Insurance

Investments in company-owned life insurance policies ("COLI") were made with the intention of utilizing them as a long-term funding source for the Company's SERP obligations. However, the cash surrender value of the COLI does not represent a committed funding source for these obligations. Any proceeds from these policies are subject to claims from creditors. The cash surrender value of the COLI of $15.1 million and $13.9 million at December 31, 2023 and 2022, respectively, is included in other assets in the accompanying consolidated balance sheets. The volatility in global equity markets in recent years has also had an effect on the cash surrender value of the COLI policies. The Company recorded income (expense) to account for the increase (decrease) in cash surrender value in the amount of $1.3 million and ($2.2) million during the years ended December 31, 2023 and 2022, respectively. These fluctuations are classified as other income (expense), net on the consolidated statements of operations for all periods presented. This classification is consistent with the costs associated with the long-term employee benefit obligations that the COLI is intended to fund.

Other Investments

At December 31, 2023 and 2022, the Company held, in the aforementioned rabbi trust, available-for-sale investments at a cost of $0.3 million and $0.1 million, respectively. Together with the COLI described above, these investments are intended to fund the Company's SERP obligations and are classified as other assets in the accompanying consolidated balance sheets. The Company monitors these investments for impairment on an ongoing basis. At December 31, 2023 and 2022, the fair market value of these investments was $0.3 million and $0.1 million, respectively.

8.	INVENTORIES

The components of inventories are as follows:

	December 31,
	2023	2022
Raw materials	$63,647	$74,572
Work in progress	42,038	44,397
Finished goods	30,855	53,496
Inventories	$136,540	$172,465

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	December 31,
	2023	2022
Land	$348	$1,098
Buildings and improvements	15,286	21,529
Machinery and equipment	98,527	118,358
Construction in progress	1,567	4,239
	115,728	145,224
Accumulated depreciation	(79,195)	(108,391)
Property, plant and equipment, net	$36,533	$36,833

Depreciation expense for the years ended  December 31, 2023 and 2022 was $8.6 million and $8.9 million, respectively.  At December 31, 2023 and December 31, 2022, a total of $1.3 million and $1.5 million, respectively, of property was classified as assets held for sale on the accompanying consolidated balance sheet related to several buildings in Zhongshan, PRC.

10.	INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2020 and for state examinations before 2017. Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2013 in Asia and generally 2015 in Europe.

At December 31, 2023 and 2022, the Company has approximately $19.8 million and $24.8 million, respectively, of liabilities for uncertain tax positions. These amounts, if recognized, would reduce the Company’s effective tax rate. As of December 31, 2023, approximately $3.5 million of the Company’s liabilities for uncertain tax positions are expected to be resolved during the next twelve months by way of expiration of the related statute of limitations.

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions, including the portion included in income taxes payable, is as follows:

	Years Ended December 31,
	2023	2022
Liability for uncertain tax positions - January 1	$24,798	$28,434
Additions based on tax positions related to the current year	973	1,284
Translation adjustment	(249)	(1,121)
Settlement/expiration of statutes of limitations	(5,699)	(3,799)
Liability for uncertain tax positions - December 31	$19,823	$24,798

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes. During the years ended December 31, 2023 and 2022, the Company recognized $0.4 million and $0.6 million, respectively, in interest and penalties in the consolidated statements of operations. During the years ended December 31, 2023 and 2022, the Company recognized a benefit of $2.3 million and $1.6 million, respectively, for the reversal of such interest and penalties, relating to the expiration of statues of limitations and settlement of the acquired liability for uncertain tax positions, respectively. The Company has approximately $2.0 million and $4.0 million accrued for the payment of interest and penalties at December 31, 2023 and 2022, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the consolidated balance sheets.

The Company’s total earnings before provision for income taxes included losses from domestic operations of $51.5 million and $14.2 million for 2023 and 2022, respectively, and earnings before provision for income taxes from foreign operations of $31.7 million and $44.8 million for 2023 and 2022, respectively.

The provision (benefit) for income taxes consists of the following:

	Years Ended December 31,
	2023	2022
Current:
Federal	$11,403	$9,175
State	975	787
Foreign	963	1,002
	13,341	10,964
Deferred:
Federal	(3,128)	(4,064)
State	(139)	(255)
Foreign	(605)	(275)
	(3,872)	(4,594)

	$9,469	$6,370

A reconciliation of taxes on income computed at the U.S. federal statutory rate to amounts provided is as follows:

	Years Ended December 31,
	2023		2022
	$	%	$	%
Tax provision computed at the federal statutory rate	$17,493	21%	$12,402	21%
(Decrease) increase in taxes resulting from:
Different tax rates applicable to foreign operations	(1,697)	(2%)	(1,677)	(3%)
Reversal of liability for uncertain tax positions - net	(4,726)	(6%)	(2,515)	(4%)
Research and experimentation and foreign tax credits	(75)	(0%)	(139)	(0%)
State taxes, net of federal benefit	(433)	(1%)	292	0%
SERP/COLI and restricted stock income	(756)	(1%)	733	1%
Other, net	(337)	(0%)	(2,726)	(5%)
Tax provision computed at the Company's effective tax rate	$9,469	11%	$6,370	11%

As of December 31, 2023, the Company has $26.0 million of deferred tax assets, which the Company evaluates for utilization on an annual basis. The Company has gross federal, state and foreign net operating losses (“NOL”) of $15.1 million which amount to $4.0 million of deferred tax assets. In addition, the Company has $0.6 million of credit carryforwards and acquired deferred tax assets of $0.6 million. The Company believes that it is more likely than not that the benefit arising from certain NOL, credit carryforwards and acquisition assets will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $2.0 million on these deferred tax assets. The federal and certain foreign NOLs can be carried forward indefinitely, the state and certain foreign NOLs expire at various times during 2027 – 2042 and the tax credit carryforwards expire at various times during 2030 - 2042.

Management has no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiaries as of December 31, 2023. Applicable income and dividend withholding taxes of $0.2 million have been reflected in the accompanying consolidated statements of operations for the year ended December 31, 2023. Due to the practicality of determining the deferred taxes on outside basis differences in our investments in our foreign subsidiaries, we have not provided for deferred taxes on outside basis differences and deemed that these basis differences will be indefinitely reinvested.

Components of deferred income tax assets and liabilities are as follows:

	December 31,
	2023	2022
	Tax Effect	Tax Effect

Deferred tax assets:
State tax credits	$424	$571
Unfunded pension liability	(255)	(416)
Reserves and accruals	4,504	4,947
Federal, state and foreign net operating loss and credit carryforwards	4,303	4,316
Depreciation	435	437
Amortization	6,004	2,968
Lease accounting	4,605	4,816
Other accruals	5,997	6,486
Total deferred tax assets	26,017	24,125
Deferred tax liabilities:
Depreciation	2,331	2,227
Amortization	6,359	6,178
Lease accounting	4,659	4,889
Other accruals	562	780
Total deferred tax liabilities	13,911	14,074
Valuation allowance	2,009	4,027
Net deferred tax assets	$10,097	$6,024

The Company continues to monitor proposed legislation affecting the taxation of transfers of U.S. intangible property and other potential tax law changes.

11.	DEBT

The Company has a Credit and Security Agreement with KeyBank National Association (as amended, the "credit agreement" or the "CSA"). The CSA provides a $175 million 5-year senior secured revolving credit facility ("revolver"), with a sublimit of up to $10 million available for letters of credit and a sublimit of up to $5 million available for swing line loans. Revolving loans borrowed under the CSA mature on September 1, 2026. At December 31, 2023 and 2022, outstanding borrowings under the revolver amounted to $60 million and $95.0 million, respectively. The unused credit available under the credit facility was $115 million at  December 31, 2023 and $80.0 million at December 31, 2022. The Company incurred $2.9 million and $3.4 million of interest expense during the years ended December 31, 2023 and 2022, respectively, in connection with interest due on its outstanding borrowings under the CSA during each period, including the effects of the 2021 Swaps (as hereinafter defined) and amortization of deferred financing costs. During  January 2023, the Company amended its CSA and related 2021 Swaps to transition the reference rate from LIBOR to SOFR effective  January 31, 2023.

The interest rate in effect at  December 31, 2023 was 2.47%. The weighted-average interest rate in effect for the variable-rate portion of our outstanding borrowings ($35.0 million at  December 31, 2022) was 5.51% at December 31, 2022 and consisted of LIBOR plus the Company’s credit spread at December 31, 2022, as determined per the terms of the CSA. No outstanding borrowings were subject to a variable interest rate at December 31, 2023. In order to manage our interest rate exposure on the remaining borrowings, and as further described in Note 13, "Derivative Instruments and Hedging Activities", the Company is party to the 2021 Swaps, each with an aggregate notional amount of $30 million, or $60 million in the aggregate, the effect of which is to fix the SOFR portion (or, for periods prior to January 31, 2023, the LIBOR portion) of the interest rate on a portion of our outstanding debt on our Revolver (or such portion thereof up to the aggregate $60 million notional amount of the 2021 Swaps). In periods prior to January 31, 2023, the 2021 Swaps required the Company to pay interest on the notional amount at the rate of 1.3055% and 1.3180%, respectively, in exchange for the one-month LIBOR rate. Effective January 31, 2023, in connection with the Company's transition of its reference rate from LIBOR to SOFR as further described in Recently Adopted Accounting Standards in Note 1, "Description of Business and Summary of Significant Accounting Policies", the 2021 Swaps require the Company to pay interest on the notional amount at the rate of 1.334% and 1.348%, respectively, in exchange for the daily SOFR rate plus 10 basis points. The effective rate of interest for our outstanding borrowings, including the impact of the 2021 Swaps, was 2.47% and 3.57%, respectively, as of December 31, 2023 and December 31, 2022.

Under the terms of its credit agreement, the Company is entitled, subject to the satisfaction of certain conditions, to request additional commitments under the revolver or the addition of a term loan facility in the aggregate principal amount of up to $100 million for all such increases (revolver and term) to the extent that existing or new lenders agree to provide such additional commitments and/or term loans.  In addition to requesting loans denominated in U.S. dollars, the credit agreement provides that up to a U.S. Dollar equivalent principal amount of $15 million of the revolver may be borrowed by Bel in alternate foreign currencies including Euros, Pounds Sterling, Japanese Yen and such other currency as requested by Bel and consented to by KeyBank and each lender.

In connection with the credit agreement, the Company and certain of the Company’s material U.S. subsidiaries (together with the Company, the “Loan Parties”) provided to the administrative agent, for the benefit of the lenders, guaranty of payment.  As a result, the obligations of the Company under the credit agreement are guaranteed by the Loan Parties’ material U.S. subsidiaries, and secured by a first priority security interest in substantially all of the existing and future personal property of the Loan Parties, certain material real property of the Loan Parties and certain of the Loan Parties’ material U.S. subsidiaries, including 65% of the voting capital stock of certain of the Loan Parties’ direct foreign subsidiaries.

The borrowings under the credit agreement bear interest, generally payable quarterly, at a rate equal to, at the Company's option, either (1) LIBOR, plus a margin ranging from 1.125% per annum to 2.125% per annum depending on the Company’s leverage ratio, or (2)(a) an alternate “Base Rate,” which is the highest of (i) KeyBank’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the LIBOR rate with a maturity of one month plus 1%, plus (b) a margin ranging from 0.125% per annum to 1.125% per annum, depending on the Company’s leverage ratio.  Additionally, the credit agreement contains standard provisions and procedures for transition to a benchmark other than the Eurodollar Rate to determine the applicable interest rate (including reference to the secured overnight financing rate (SOFR) published by the Federal Reserve Bank of New York), with provisions applying that alternate benchmark where applicable following the replacement of LIBOR.  Pursuant to the terms of the credit agreement, the Company has agreed to pay to KeyBank, as administrative agent for the ratable account of the revolving lenders in consideration for their commitments in respect of the revolver, a commitment fee due quarterly in arrears and calculated based on the average unused amount of the facility (exclusive of swing line exposure), at a rate ranging from 0.2% per annum to 0.3% per annum, depending on the Company’s leverage ratio. On January 12, 2023, the Company amended its credit agreement for the purpose of transitioning its reference rate related to interest from LIBOR to SOFR.

Revolving loans borrowed under the credit agreement mature on September 1, 2026, and the commitments with respect to the revolver will automatically terminate on such date.

The credit agreement contains customary representations and warranties, covenants and events of default.  In addition, the credit agreement contains financial covenants that measure (i) the ratio of the Company’s total funded indebtedness, on a consolidated basis, less the aggregate amount of all unencumbered cash and cash equivalents, to the amount of the Company’s consolidated EBITDA (“Leverage Ratio”) and (ii) the ratio of the amount of the Company’s consolidated EBITDA to the Company’s consolidated fixed charges (“Fixed Charge Coverage Ratio”).  If an event of default occurs, the lenders under the credit agreement would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.

At December 31, 2023, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Fixed Charge Coverage Ratio.

Scheduled principal payments of the total debt outstanding at  December 31, 2023 are as follows (in thousands):

2024	$-
2025	-
2026	60,000
2027	-
2028	-
Total long-term debt	60,000
Less: Current maturities of long-term debt	-
Noncurrent portion of long-term debt	$60,000

12.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2023	2022
Salaries, bonuses and related benefits	$33,566	$27,422
Deferred revenue	3,046	8,847
Accrued restructuring costs	5,498	6,796
Sales commissions	2,347	2,521
Subcontracting labor	1,622	1,875
Warranty accrual	1,542	1,287
Other	7,036	2,125
	$54,657	$50,873

The change in warranty accrual during 2023 primarily related to repair costs incurred and adjustments to pre-existing warranties. There were no new material warranty charges incurred during 2023.

Restructuring Activities:

Activity and liability balances related to restructuring costs for the year ended December 31, 2023 are as follows:

		Year Ended
		December 31, 2023
	Liability at		Cash Payments	Liability at
	December 31,	New	and Other	December 31,
	2022	Charges	Settlements	2023
Severance costs	$3,390	$7,590	$(9,429)	$1,551
Disposal of equipment in connection with restructuring	-	1,320	(1,320)	-
Other restructuring costs	3,406	1,204	(663)	3,947
Total	$6,796	$10,114	$(11,412)	$5,498

During the third quarter of 2022, a series of initiatives were launched to streamline our operational footprint. In a project completed during the fourth quarter of 2023, two of our Magnetic Solutions manufacturing facilities in Zhongshan and Pingguo, China, were largely consolidated into a single centralized site in the Binyang county of Southwestern China (the new Bel Guangxi facility). Further, during the first half of 2023, we completed the transition out of our Tempe, Arizona and Sudbury, UK facilities (both within our Connectivity Solutions segment) into other existing Bel sites. As of December 31, 2023, our Connectivity Solutions Melbourne, Florida site was substantially complete in transitioning its manufacturing operations into our existing site in Waseca, Minnesota. The $10.1 million of restructuring charges incurred the year ended December 31, 2023, and the accrued restructuring costs of $5.5 million at  December 31, 2023, are associated with these collective initiatives.

13.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

We held outstanding foreign currency forward contracts with notional amounts of $25.8 million and $25.7 million as of December 31, 2023 and 2022, respectively. The Company's foreign currency forward contracts related to the Chinese renminbi are designated as cash flow hedges for accounting purposes and as such, changes in their fair value are recognized in accumulated other comprehensive income (loss) in the consolidated balance sheet and are reclassified into the statement of operations within cost of goods sold in the period in which the hedged transaction affects earnings.

Interest Rate Swap Agreements

To partially mitigate risks associated with the variable interest rates on the revolver borrowings under its credit agreement, the Company is a party to a pay-fixed, receive-variable interest rate swap agreement with each of two multinational financial institutions under which we, for periods prior to January 31, 2023, (i) paid interest at a fixed rate of 1.3055% and received variable interest of one-month LIBOR on a notional amount of $30.0 million and (ii) paid interest at a fixed rate of 1.3180% and received variable interest of one-month LIBOR on a notional amount of $30.0 million (the “2021 Swaps”). The effective date of the 2021 Swaps was December 31, 2021, and settlements with the counterparties began on January 31, 2022 and occur on a monthly basis. The 2021 Swaps will terminate on August 31, 2026. In January 2023, and in connection with related changes to its credit agreement, the Company amended its two interest rate swap agreements to transition the related reference rates in these agreements from LIBOR to SOFR, effective January 31, 2023. Effective  January 31, 2023, the 2021 Swaps require the Company to pay interest on the notional amount at the rate of 1.334% and 1.348%, respectively, in exchange for the daily SOFR rate plus 10 basis points.

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

Fair Values of Derivative Financial Instruments

See Note 6, "Fair Value Measurements" for the gross fair values of the Company's derivative assets and liabilities as of December 31, 2023 and 2022.

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on AOCL and on the consolidated statements of operations for the years ended December 31, 2023 and 2022 were as follows:

	Years Ended December 31,
	2023	2022
Net (losses) gains recognized in AOCL:
Foreign currency forward contracts	$(1,470)	$(119)
Interest rate swap agreements	689	5,886
	$(781)	$5,767

Net (losses) gains reclassified from AOCL to the consolidated statement of operations:
Foreign currency forward contracts	$(537)	$(805)
Interest rate swap agreements	2,268	230
	$1,731	$(575)

The losses related to the foreign currency forward contracts are included as a component of currency translation adjustment on the accompanying consolidated statements of comprehensive income at December 31, 2023 and 2022.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains recognized on derivative financial instruments not designated as hedging instruments in our consolidated statements of operations for the years ended December 31, 2023 and 2022 were as follows:

		Years Ended December 31,
	Classification in Consolidated Statements of Operations	2023	2022
Foreign currency forward contracts	Other expense, net	150	58
		$150	$58

14.	SEGMENTS

The Company operates in one industry with three reportable operating segments, which represent the Company's three product groups, consisting of Power Solutions and Protection, Connectivity Solutions and Magnetic Solutions. The primary criteria by which financial performance is evaluated and resources are allocated are net sales and gross profit.  The following is a summary of key financial data:

	Year Ended December 31, 2023
	Power Solutions and Protection	Connectivity Solutions	Magnetic Solutions	Corporate/ Other	Total

Net sales	$314,105	$210,572	$115,136	$-	$639,813
Gross Profit	119,741	72,031	25,314	(1,237)	215,849
Gross Profit %	38.1%	34.2%	22.0%	nm	33.7%
Total Assets	222,068	197,045	47,900	104,618	571,631
Capital Expenditures	4,563	7,384	160	19	12,126
Depreciation and Amortization Expense	5,280	6,152	1,094	786	13,312

	Year Ended December 31, 2022
	Power Solutions and Protection	Connectivity Solutions	Magnetic Solutions	Corporate/ Other	Total

Net sales	$288,366	$187,085	$178,782	$-	$654,233
Gross Profit	87,840	48,488	49,290	(2,165)	183,453
Gross Profit %	30.5%	25.9%	27.6%	nm	28.0%
Total Assets	234,095	170,895	107,891	47,585	560,466
Capital Expenditures	3,916	4,566	350	-	8,832
Depreciation and Amortization Expense	6,470	6,145	2,133	115	14,863

Entity-Wide Information

The following is a summary of entity-wide information related to the Company's net sales to external customers by geographic area and by major product line.

	Years Ended December 31,
	2023	2022
Net Sales by Geographic Location:

United States	$447,793	$409,199
People's Republic of China	43,109	77,061
Macao	35,026	61,744
United Kingdom	25,648	21,903
Slovakia	35,555	22,120
Germany	17,327	24,112
India	15,365	17,608
Switzerland	11,237	9,893
All other foreign countries	8,753	10,593
Consolidated net sales	$639,813	$654,233

Net Sales by Major Product Line:

Power solutions and protection	$314,105	$288,366
Connectivity solutions	210,572	187,085
Magnetic solutions	115,136	178,782
Consolidated net sales	$639,813	$654,233

The following is a summary of long-lived assets by geographic area as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Long-lived Assets by Geographic Location:

United States	$34,990	$33,875
People's Republic of China (PRC)	23,621	28,222
Slovakia	7,468	6,738
United Kingdom	3,024	1,109
All other foreign countries	549	1,072
Consolidated long-lived assets	$69,652	$71,016

Long-lived assets consist of property, plant and equipment, net and other assets of the Company that are identified with the operations of each geographic area.

The territory of Hong Kong became a Special Administrative Region ("SAR") of the PRC in the middle of 1997. The territory of Macao became a SAR of the PRC at the end of 1999. Management cannot presently predict what future impact this will have on the Company, if any, or how the political climate in the PRC will affect the Company's contractual arrangements in the PRC. A significant portion of the Company's manufacturing operations and approximately 21.6% of its identifiable assets are located in Asia.

Net Sales to Major Customers

The Company had no direct customers whose net sales represented in excess of ten percent of the Company's consolidated net sales in 2023. In 2022, the Company had one direct customer with net sales of $83.9 million (12.8% of sales). Net sales related to this significant customer were primarily reflected in the Magnetic Solutions operating segment.

15.	RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees' Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended (the "Code"). The Employees' Savings Plan allows eligible employees to voluntarily contribute a percentage of their eligible compensation, subject to Code limitations, which contributions are matched by the Company in an amount equal to 100% of the first 1% of compensation contributed by participants, and 50% of the next 5% of compensation contributed by participants. The Company's matching contribution is made in the form of Bel Fuse Inc. Class A common stock. Prior to January 1, 2012, the Company's matching and profit sharing contributions were made in the form of shares of Bel Fuse Inc. Class A and Class B common stock. The expense for each of the years ended  December 31, 2023 and 2022 amounted to $1.3 million. As of December 31, 2023, the plan owned approximately 287,777 shares and65,089 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company also maintains a Nonqualified Deferred Compensation Plan (the "DCP"). With certain exceptions, the Company's contributions to the DCP are discretionary and become fully vested by the participants upon reaching age 65. The expense for the years ended December 31, 2023 and 2022 amounted to $0.2 million and $0.1 million, respectively.  As the plan is fully funded, the assets and liabilities related to the DCP were in equal amounts of $1.0 million at December 31, 2023 and $0.7 million at December 31, 2022. These amounts are included in other assets and other liabilities, respectively, on the accompanying consolidated balance sheets as of each date.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees. Eligible employees contribute up to 5% of salary to the fund. In addition, the Company must contribute a minimum of 5% of eligible salary, as determined by Hong Kong government regulations. The Company currently contributes 7% of eligible salary in cash. The expense for the years ended  December 31, 2023 and 2022 amounted to approximately $1.5 million and $1.8 million, respectively. As of December 31, 2022, the plan owned 3,323 and 17,342 shares of Bel Fuse Inc. Class A and Class B common stock, respectively. During the second quarter of 2022, the Company repurchased all shares back from the Asia retirement plan and no shares were owned by the plan as of December 31, 2023.

The Company maintains a SERP, which is designed to provide a limited group of key management and other key employees of the Company with supplemental retirement and death benefits. Participants in the SERP are selected by the Compensation Committee of the Board of Directors. The SERP initially became effective in 2002 and was amended and restated in April 2007 to conform with applicable requirements of Section 409A of the Internal Revenue Code and to modify the provisions regarding benefits payable in connection with a change in control of the Company. The Plan is unfunded. Benefits under the SERP are payable from the general assets of the Company, but the Company has established a rabbi trust which includes certain life insurance policies in effect on participants as well as other investments to partially cover the Company's obligations under the Plan. See Note 7, "Other Assets," for further information on these assets.

The benefits available under the SERP vary according to when and how the participant terminates employment with the Company. If a participant retires (with the prior written consent of the Company) on his normal retirement date (65 years old, 20 years of service, and 5 years of Plan participation), his normal retirement benefit under the Plan would be annual payments equal to 40% of his average base compensation (calculated using compensation from the highest five consecutive calendar years of Plan participation), payable in monthly installments for the remainder of his life. If a participant retires early from the Company (55 years old, 20 years of service, and five years of Plan participation), his early retirement benefit under the Plan would be an amount (i) calculated as if his early retirement date were in fact his normal retirement date, (ii) multiplied by a fraction, with the numerator being the actual years of service the participant has with the Company and the denominator being the years of service the participant would have had if he had retired at age 65, and (iii) actuarially reduced to reflect the early retirement date. If a participant dies prior to receiving 120 monthly payments under the Plan, his beneficiary would be entitled to continue receiving benefits for the shorter of (i) the time necessary to complete 120 monthly payments or (ii) 60 months. If a participant dies while employed by the Company, his beneficiary would receive, as a survivor benefit, an annual amount equal to (i) 100% of the participant's annual base salary at date of death for one year, and (ii) 50% of the participant's annual base salary at date of death for each of the following four years, each payable in monthly installments. The Plan also provides for disability benefits, and a forfeiture of benefits if a participant terminates employment for reasons other than those contemplated under the Plan. The expense related to the Plan for the years ended  December 31, 2023 and 2022 amounted to $1.3 million and $1.5 million, respectively.

Net Periodic Benefit Cost

The net periodic benefit cost related to the SERP consisted of the following components during the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022

Service Cost	$369	$503
Interest Cost	886	636
Net amortization	71	312
Net periodic benefit cost	$1,326	$1,451

The service cost component of net benefit cost is presented within cost of sales or selling, general and administrative expense on the accompanying consolidated statements of operations, in accordance with where compensation cost for the related associate is reported. All other components of net benefit cost, including interest cost and net amortization noted above, are presented within other income/expense, net in the accompanying consolidated statements of operations.

Obligations and Funded Status

Summarized information related to the SERP about the changes in plan assets and benefit obligation, the funded status and the amounts recorded at  December 31, 2023 and 2022 are as follows:

	Years Ended December 31,
	2023	2022
Fair value of plan assets, January 1	$-	$-
Company contributions	775	606
Benefits paid	(775)	(606)
Fair value of plan assets, December 31	$-	$-
Benefit obligation, January 1	$18,175	$23,580
Service cost	370	503
Interest cost	886	636
Benefits paid	(775)	(606)
Actuarial loss (gain)	828	(5,938)
Benefit obligation, December 31	$19,484	$18,175
Underfunded status, December 31	$(19,484)	$(18,175)

The Company has recorded the 2023 and 2022 underfunded status as a long-term liability on the consolidated balance sheets. The accumulated benefit obligation for the SERP was $18.1 million as of  December 31, 2023 and $17.0 million as of December 31, 2022. The aforementioned company-owned life insurance policies and marketable securities held in a rabbi trust had a combined value of $15.4 million and $14.0 million at December 31, 2023 and 2022, respectively. See Note 7, "Other Assets," for additional information on these investments.

The estimated net loss and prior service cost for the SERP that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0.1 million. The Company expects to make contributions of $0.8 million to the SERP in 2024. The Company had no net transition assets or obligations recognized as an adjustment to other comprehensive income and does not anticipate any plan assets being returned to the Company during 2024, as the plan has no assets.

The following benefit payments, which reflect expected future service, are expected to be paid:

Years Ending
December 31,

2024	$972
2025	1,015
2026	1,033
2027	1,150
2028	1,321
2029 - 2033	7,218

The following gross amounts are recognized net of tax in accumulated other comprehensive loss:

	December 31,
	2023	2022
Prior service cost	$212	$334
Net loss	(1,336)	(2,216)
	$(1,124)	$(1,882)

Actuarial Assumptions

The weighted average assumptions used in determining the periodic net cost and benefit obligation information related to the SERP are as follows:

	Years Ended December 31,
	2023	2022
Net periodic benefit cost:
Discount rate	5.00%	2.75%
Rate of compensation increase	2.50%	2.50%
Benefit obligation:
Discount rate	4.75%	5.00%
Rate of compensation increase	2.50%	2.50%

16.	SHARE-BASED COMPENSATION

The Company has an equity compensation program (the "Program") which provides for the granting of "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and restricted stock awards. The Company believes that such awards better align the interests of its employees with those of its shareholders. The 2020 Equity Compensation Plan provides for the issuance of 1.0 million shares of the Company's Class B common stock. At December 31, 2023, 517,000 shares remained available for future issuance under the 2020 Equity Compensation Plan.

The Company records compensation expense in its consolidated statements of operations related to employee stock-based options and awards. The aggregate pretax compensation cost recognized for stock-based compensation amounted to approximately $3.5 million and $2.4 million for 2023 and 2022, respectively, and related solely to restricted stock awards. The Company did not use any cash to settle any equity instruments granted under share-based arrangements during 2023 and 2022. At December 31, 2023 and 2022, the only instruments issued and outstanding under the Program related to restricted stock awards.

Restricted Stock Awards

The Company provides common stock awards to certain officers, directors and key employees. The Company grants these awards, at its discretion, from the shares available under the Program. Unless otherwise provided at the date of grant or unless subsequently accelerated, the shares awarded are typically earned in 25% increments on the second, third, fourth and fifth anniversaries of the award and are distributed provided the employee has remained employed by the Company through such anniversary dates; otherwise the unearned shares are forfeited. The market value of these shares at the date of award is recorded as compensation expense on the straight-line method over the applicable vesting period from the respective award dates utilizing an estimated annual forfeiture rate of 5%. During 2023 and 2022, the Company issued 10,000 shares and 322,500 shares of the Company's Class B common stock, respectively, under a restricted stock plan to various officers, directors and employees.

A summary of the restricted stock activity under the Program for the year ended  December 31, 2023 is presented below:

			Weighted Average
Restricted Stock		Weighted Average	Remaining
Awards	Shares	Award Price	Contractual Term (In Years)

Outstanding at January 1, 2023	636,500	$26.31	4.4
Granted	10,000	49.19
Vested	(119,250)	17.96
Forfeited	(30,500)	21.30
Outstanding at December 31, 2023	496,750	$29.09	3.7

As of December 31, 2023, there was $9.8 million of total pretax unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the restricted stock award plan. That cost is expected to be recognized over a period of 4.4 years. This expense is recorded in cost of sales, R&D and SG&A expense based upon the employment classification of the award recipients.

The Company's policy in 2023 was to issue new shares to satisfy restricted stock awards. Currently the Company believes that the majority of its restricted stock awards will vest.

17.	COMMON STOCK

As of December 31, 2023, according to regulatory filings, there was one shareholder of the Company's common stock (other than shareholders subject to specific exceptions) with ownership in excess of 10% of Class A outstanding shares with no ownership of the Company's Class B common stock. In accordance with the Company's Restated Certificate of Incorporation, as amended, the Class B Protection clause is triggered if a shareholder owns 10% or more of the outstanding Class A common stock and does not own an equal or greater percentage of all then outstanding shares of both Class A and Class B common stock (all of which common stock must have been acquired after the date of the 1998 recapitalization). In such a circumstance, such shareholder must, within 90 days of the trigger date, purchase Class B common shares, in an amount and at a price determined in accordance with a formula described in the Company's Restated Certificate of Incorporation, as amended, or forfeit its right to vote its Class A common shares. As of December 31, 2023, to the Company's knowledge, this shareholder had not purchased any Class B shares to comply with these requirements. In order to vote its shares at Bel's next shareholders' meeting, this shareholder must either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until its Class A holdings are under 10%. As of December 31, 2023, to the Company's knowledge, this shareholder owned 16.7% of the Company's Class A common stock in the aggregate and had not taken steps to either purchase the required number of Class B common shares or sell or otherwise transfer Class A common shares until its Class A holdings fall below 10%. Unless and until this situation is satisfied in a manner permitted by the Company's Restated Certificate of Incorporation, as amended, the subject shareholder will not be permitted to vote its shares of common stock.

Throughout 2023 and 2022, the Company declared cash dividends on a quarterly basis at a rate of $0.06 per Class A (voting) share of common stock and $0.07 per Class B (non-voting) share of common stock.  The Company declared and paid cash dividends totaling $3.5 million in 2023 and $3.4 million in 2022. There are no contractual restrictions on the Company's ability to pay dividends, provided that the Company is not in default under its credit agreement immediately before such payment and after giving effect to such payment.

18.	LEASES

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

The components of lease expense, which are included in cost of sales, research and development costs, and selling, general and administrative expense, based on the underlying use of the ROU asset, were as follows:

	Years Ended December 31,
	2023	2022
Amortization of ROU assets - finance leases	$491	$448
Interest on lease liabilities - finance leases	121	137
Operating lease cost (cost resulting from lease payments)	8,127	8,426
Short-term lease cost	207	201
Variable lease cost (cost excluded from lease payments)	397	410
Total lease cost	$9,343	$9,622

Supplemental cash flow information related to leases is as follows:

	Years Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,090	$8,970
Operating cash flows from finance leases	121	137
Finance cash flows from finance leases	527	423
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	5,999	8,052
Finance leases	199	207

Supplemental balance sheet information related to leases was as follows:

	2023	2022
Operating Leases:
Operating lease right-of-use assets	$20,481	$21,551
Operating lease liability, current	6,350	5,870
Operating lease liability, long-term	14,212	15,742
Total operating lease liabilities	$20,562	$21,612

Finance Leases:
Property, plant and equipment, gross	$3,484	$3,096
Accumulated depreciation	(1,613)	(1,089)
Property, plant and equipment, net	$1,871	$2,007
Other current liabilities	$485	$446
Other long-term liabilities	1,539	1,608
Total finance lease liabilities	$2,024	$2,054

	2023	2022
Weighted-Average Remaining Lease Term:
Operating leases (in years)	4.3	5.1
Finance leases (in years)	4.3	4.9

Weighted-Average Discount Rate:
Operating leases	6.0%	6.0%
Finance leases	6.0%	6.1%

Our discount rate is based on our incremental borrowing rate, as adjusted based on the geographic regions in which our lease assets are located.

Maturities of lease liabilities were as follows as of December 31, 2023:

Year Ending	Operating	Finance
December 31,	Leases	Leases
2024	$6,658	$705
2025	5,954	439
2026	4,381	411
2027	2,342	324
2028	1,240	263
Thereafter	1,976	4
Total undiscounted cash flows	22,551	2,146
Less imputed interest	(1,989)	(234)
Present value of lease liabilities	$20,562	$1,912

19.	COMMITMENTS AND CONTINGENCIES

Other Commitments

The Company submits purchase orders for raw materials to various vendors throughout the year for current production requirements, as well as forecasted requirements.  Certain of these purchase orders relate to special purpose material and, as such, the Company may incur penalties if an order is cancelled. The Company had outstanding purchase orders related to raw materials in the amount of $57.7 million and $113.4 million at  December 31, 2023 and December 31, 2022, respectively. The Company also had outstanding purchase orders related to capital expenditures in the amount of $5.8 million and $7.8 million at  December 31, 2023 and December 31, 2022, respectively.

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

In connection with the Company's 2014 acquisition of the Power-One Power Solutions business ("Power Solutions") of ABB Ltd., there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or “BPS China”) for the years 2004 to 2006.  In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim.  In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court’s ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China.  An appeal was filed on July 18, 2015 before the Regional Tax Commission of Florence and rejected. On December 5, 2016, the Arezzo Revenue Agency filed an appeal with the Supreme Court and BPS China filed a counter-appeal on January 4, 2017. The Supreme Court has yet to render its judgment. The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying consolidated balance sheets at December 31, 2023 and 2022. As Bel is fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying consolidated balance sheets at December 31, 2023 and 2022.

In connection with the Company's 2021 acquisition of EOS Power ("EOS"), there is an ongoing claim asserted with respect to EOS by the Principal Commissioner of Customs (Preventive), Mumbai related to customs duties and imposed fines and penalties dating back to 1994. The original demand was in the amount of approximately $1.4 million, of which EOS has paid $0.5 million. EOS filed an Appeal in 2016 which is pending with the Customs, Excise and Service Tax Appellate Tribunal in Mumbai related to the $0.9 million balance of the original demand net of EOS' payment. As part of the EOS acquisition agreement entered into in March 2021, the Company is indemnified for this matter for a period of 7 years from the acquisition date. The Company is unable to determine at this time what amount, if any, may ultimately be due in connection with this claim. As such, no estimate was accrued as of  December 31, 2023.

The Company is not a party to any other legal proceeding, the adverse outcome of which is likely to have a material adverse effect on the Company's consolidated financial condition or consolidated results of operations.

20.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of  December 31, 2023 and 2022 are summarized below:

	December 31,
	2023	2022

Foreign currency translation adjustment, net of taxes of ($276) at December 31, 2023 and ($369) at December 31, 2022	$(16,423)	$(23,107)
Unrealized holding gains on interest rate swap cash flow hedge, net of taxes of $0 at December 31, 2023 and $0 at December 31, 2022	3,960	5,539
Unrealized holding gains on marketable securities, net of taxes of ($7) at December 31, 2023 and ($7) at December 31, 2022	19	18
Unfunded SERP liability, net of taxes of $718 at December 31, 2023 and $879 at December 31, 2022	407	1,004

Accumulated other comprehensive loss	$(12,037)	$(16,546)

Changes in accumulated other comprehensive (loss) income by component during the years ended  December 31, 2023 and 2022 are as follows.  All amounts are net of tax.

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Interest Rate Swap Cash Flow Hedge	Unrealized Holding Gains (Losses) on Marketable Securities	Unfunded SERP Liability		Total

Balance at January 1, 2022	$(14,911)	$(116)	$29	$(3,865)		$(18,863)

Other comprehensive income (loss) before reclassifications	(7,391)	5,655	(11)	5,119		3,372
Amounts reclassified from accumulated other comprehensive income (loss)	(805)	-	-	(250)	(a)	(1,055)
Net current period other comprehensive income (loss)	(8,196)	5,655	(11)	4,869		2,317

Balance at December 31, 2022	(23,107)	5,539	18	1,004		(16,546)

Other comprehensive income (loss) before reclassifications	7,221	(1,579)	1	(542)		5,101
Amounts reclassified from accumulated other comprehensive income (loss)	(537)	-	-	(55)	(a)	(592)
Net current period other comprehensive income (loss)	6,684	(1,579)	1	(597)		4,509

Balance at December 31, 2023	$(16,423)	$3,960	$19	$407		$(12,037)

(a)

This reclassification relates to the amortization of prior service costs and gains/losses associated with the Company's SERP plan.  This expense is reflected in other expense, net on the accompanying consolidated statement of operations.

21.	SUBSEQUENT EVENTS

Share Repurchase Program Authorization

In February 2024, Bel's Board of Directors authorized the repurchase of up to $25.0 million in shares of the Company’s outstanding Class A common stock and Class B common stock (the "Repurchase Program"). The aggregate $25.0 million available for repurchases under the Repurchase Program has been suballocated for purchases of Class A shares and Class B shares in portions of $4.0 million and $21.0 million, respectively, prorated to take into account the number of outstanding shares of each respective class. Shares of common stock may be repurchased pursuant to the Repurchase Program in open market, privately negotiated or block transactions or otherwise from time to time, depending upon market conditions and other factors, and in accordance with applicable law and regulations of the Securities and Exchange Commission, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The exact number of shares to be repurchased by the Company, if any, is not guaranteed. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time or periodically without prior notice. The Company initiated its Share Repurchase program on March 1, 2024 and began making repurchases of both Class A and Class B common stock in the open market on that date.

Property Held for Sale

In January 2024, the Company began actively marketing its property located in Glen Rock, Pennsylvania. The net book value of this property was $0.8 million as of December 31, 2023.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of 2023, the Company's management, including the principal executive officer and principal financial officer, supervised and participated in the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization, and reporting of information in the Company's periodic reports that the Company files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to the Company, including its subsidiaries, is made known to the Company's management, including the principal executive officer and principal financial officer, by the Company’s other employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms.

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

Based on their evaluation as of December 31, 2023, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Based on the Company's evaluation under the framework in Internal Control – Integrated Framework (2013), the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2023.

Grant Thornton LLP has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2023 and has expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023 in their report which is included in Item 8 herein.

Changes in Internal Controls Over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

Other Information – Restructuring

The discussion captioned “Overview – Key Factors Affecting our Business – Restructuring,” as set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” above, is hereby incorporated by reference into this Part II, Item 9B, of this Annual Report on Form 10-K.

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended December 31, 2023, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The Registrant incorporates by reference herein the information to be set forth in its definitive proxy statement for its 2024 annual meeting of shareholders (the “Proxy Statement”), which will be filed no later than 120 days after December 31, 2023, that is responsive to the remaining information required with respect to this Item 10.

The Registrant has adopted a code of ethics for all of its associates, including directors, executive officers and all other senior financial personnel. The code of ethics, as amended from time to time, is available on the Registrant's website under Investors > Corporate Governance at https://ir.belfuse.com/corporate-governance. The Registrant will also make copies of its code of ethics available to investors upon request. Any such request should be sent by mail to Bel Fuse Inc., 300 Executive Drive, Suite 300, West Orange, NJ  07052 Attn: Lynn Hutkin, Vice President of Financial Reporting and Investor Relations, or should be made by telephone by calling Lynn Hutkin at 201-432-0463.

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

Item 11.     Executive Compensation

The Registrant incorporates by reference herein information to be set forth in the Proxy Statement that is responsive to the information required with respect to this Item 11.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Registrant incorporates by reference herein information to be set forth in the Proxy Statement that is responsive to the remaining information required with respect to this Item 12.

The table below depicts the securities authorized for issuance under the Company's equity compensation plans as of December 31, 2023.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2020 Equity Compensation Plan	-	$-	517,000

Equity compensation plans not approved by security holders	-	-	-
Totals	-	$-	517,000

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The Registrant incorporates by reference herein information to be set forth in the Proxy Statement that is responsive to the information required with respect to this Item 13.

Item 14.     Principal Accountant Fees and Services

The Registrant incorporates by reference herein information to be set forth in the Proxy Statement that is responsive to the information required with respect to this Item 14.

PART IV

Item 15.

Exhibit and Financial Statement Schedules

(a) Documents filed as a part of this Annual Report on Form 10-K:

(1) Financial Statements (See Index to Consolidated Financial Statements in Item 8 of this Form 10-K).

(2) Exhibits

Exhibit No.:

3.1	(i) Restated Certificate of Incorporation, as amended, is incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 filed on August 11, 1998 and (ii) the Certificate of Amendment to the Company’s Restated Certificate of Incorporation, is incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed on March 29, 2000.

3.2	Amended and Restated By-Laws of Bel Fuse Inc. (Adopted October 25, 2023), are incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 25, 2023.

4.1	Description of Securities, is incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on March 10, 2023.

10.1†	2020 Equity Compensation Plan, as amended, is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 12, 2020.

10.2†

Amended and Restated Bel Fuse Supplemental Executive Retirement Plan, dated as of April 17, 2007.  Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 23, 2007 and incorporated herein by reference.

10.3†	2011 Equity Compensation Program. Incorporated by reference to the Registrant’s proxy statement for its 2011 annual meeting of shareholders.

10.4	First Amendment Agreement, dated as of January 12, 2023, to Amended and Restated Credit and Security Agreement, dated as of September 2, 2021, by and among Bel Fuse Inc., as Borrower, KeyBank National Association, as Administrative Agent, Swing Line Lender and Issuing Lender, and the other lenders identified therein, is incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on March 10, 2023.

10.5	Conformed Amended and Restated Credit and Security Agreement, dated as of September 2, 2021 (reflecting changes thereto pursuant to First Amendment Agreement dated as of January 12, 2023), by and among Bel Fuse Inc., as Borrower, KeyBank National Association, as Administrative Agent, Swing Line Lender and Issuing Lender, and the other lenders identified therein, is incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on March 10, 2023

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

10.8	Amended Confirmation of Transaction, by and between Bel Fuse Inc. and PNC Bank, National Association, dated as of January 18, 2023, is incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on March 10, 2023.

10.9	Amended Confirmation of Transaction, by and between Bel Fuse Inc. and KeyBank National Association, dated as of January 18, 2023, is incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on March 10, 2023.

10.10	Consulting Agreement, dated October 15, 2021, by and between Bel Fuse Inc. and HR Asset Partners, is incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on March 14, 2022.

10.11†	Employment Agreement, dated as of May 6, 2022, by and between Bel Fuse Inc. and Farouq Tuweiq, is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 filed on May 6, 2022.

10.12†	Offer Letter, dated July 27, 2022, between Bel Fuse Inc. and Kenneth Lai, is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 filed on November 4, 2022.

10.13†
Offer Letter, dated October 25, 2022, between Bel Fuse Inc. and Suzanne Kozlovsky, is incorporated by reference Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on March 10, 2023.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).

24.1*	Power of attorney (included on the signature page).
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1†*	Bel Fuse Inc. Compensation Recovery Policy.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: March 11, 2024

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

Signature	Title	Date

/s/ Daniel Bernstein	President, Chief Executive Officer and Director	March 11, 2024
Daniel Bernstein	(Principal Executive Officer)

/s/ Peter Gilbert	Director	March 11, 2024
Peter Gilbert

/s/ John Tweedy	Director	March 11, 2024
John Tweedy

/s/ Mark Segall	Director	March 11, 2024
Mark Segall

/s/ Eric Nowling	Director	March 11, 2024
Eric Nowling

/s/ Vincent Vellucci	Director	March 11, 2024
Vincent Vellucci

/s/ Thomas E. Dooley	Director	March 11, 2024
Thomas E. Dooley

/s/ Rita V. Smith	Director	March 11, 2024
Rita V. Smith

/s/ Jacqueline Brito	Director	March 11, 2024
Jacqueline Brito

/s/ Farouq Tuweiq	Chief Financial Officer	March 11, 2024
Farouq Tuweiq	(Principal Financial Officer)

/s/ Lynn Hutkin	Vice President of Financial Reporting & Investor Relations	March 11, 2024
Lynn Hutkin	(Principal Accounting Officer)