Form 10-Q
period 2024-03-31
BEL FUSE INC /NJ
filed 2024-04-30
CIK 729580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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

Registrant’s telephone number, including area code: (201) 432-0463

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐	No ☒

Title of Each Class	Number of Shares of Common Stock Outstanding as of April 26, 2024
Class A Common Stock ($0.10 par value)	2,123,686
Class B Common Stock ($0.10 par value)	10,496,271

BEL FUSE INC. AND SUBSIDIARIES

FORM 10-Q INDEX

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

The terms the “Company,” “Bel,” “we,” “us,” and “our” as used in this report refer to Bel Fuse Inc. and its consolidated subsidiaries unless otherwise specified.

The Company’s consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (our “2023 Annual Report on Form 10-K”), and the risks and other factors described in this and our other Quarterly Reports on Form 10-Q, and in our other reports and documents that we have filed or may file from time to time with the Securities and Exchange Commission ("SEC"). As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, operating results, and common stock prices.  Furthermore, this document and other reports and documents filed by the Company with the SEC contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements") with respect to the business of the Company.  Forward-Looking Statements are necessarily subject to risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from these statements. Forward-Looking Statements can be identified by such words as "anticipates," "believes," "plan," "assumes," "could," "should," "estimates," "forecasts," "projects," "expects," "intends," "potential," "seek," "predict," "may," "will" and similar references to future periods.  All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are Forward-Looking Statements.

These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1A of our 2023 Annual Report on Form 10-K, and the risks and other factors described in this and our other Quarterly Reports on Form 10-Q, and in our other reports and documents that we have filed or may file from time to time with the SEC, which could cause actual results to differ materially from these Forward-Looking Statements.  Any Forward-Looking Statements are qualified in the entirety by reference to such risk factors discussed throughout our 2023 Annual Report on Form 10-K, in this and our other Quarterly Reports on Form 10-Q and as described in our other reports and documents filed from time to time with the SEC.  Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the Forward-Looking Statements include but are not limited to:

●	the market concerns facing our customers, and risks for the Company’s business in the event of the loss of certain substantial customers;

●	the continuing viability of sectors that rely on our products;

●	the effects of business and economic conditions, and challenges impacting the macroeconomic environment generally and/or our industry in particular;

●	the effects of rising input costs, and cost changes generally, including the potential impact and effects of inflationary pressures;

●	difficulties associated with integrating previously acquired companies;

●	capacity and supply constraints or difficulties, including supply chain constraints or other challenges;

●	the impact of public health crises (such as the governmental, social and economic effects of COVID or other future epidemics or pandemics);

●	difficulties associated with the availability of labor, and the risks of any labor unrest or labor shortages;

●	risks associated with our international operations, including our substantial manufacturing operations in the People’s Republic of China (the “PRC”);

●	risks associated with restructuring programs or other strategic initiatives, including any difficulties in implementation or realization of the expected benefits or cost savings;

●	product development, commercialization or technological difficulties;

●	the regulatory and trade environment;

●	risks associated with fluctuations in foreign currency exchange rates and interest rates;

●	uncertainties associated with legal proceedings;

●	the market's acceptance of the Company's new products and competitive responses to those new products; and

●	the impact of changes to U.S. and applicable foreign legal and regulatory requirements, including tax laws, trade and tariff policies.

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

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$71,320	$89,371
Held to maturity U.S. Treasury securities	49,900	37,548
Accounts receivable, net of allowance of $1,508 and $1,388, respectively	83,458	84,129
Inventories	130,459	136,540
Unbilled receivables	9,150	12,793
Other current assets	20,052	21,097
Total current assets	364,339	381,478

Property, plant and equipment, net	36,036	36,533
Right-of-use assets	21,328	20,481
Related party note receivable	2,644	2,152
Equity method investment	10,324	10,282
Intangible assets, net	47,868	49,391
Goodwill, net	25,347	26,642
Deferred income taxes	13,052	11,553
Other assets	34,399	33,119
Total assets	$555,337	$571,631

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$32,818	$40,441
Accrued expenses	36,772	54,657
Operating lease liabilities, current	5,730	6,350
Other current liabilities	11,181	9,161
Total current liabilities	86,501	110,609

Long-term Liabilities:
Long-term debt	60,000	60,000
Operating lease liabilities, long-term	15,727	14,212
Liability for uncertain tax positions	19,951	19,823
Minimum pension obligation and unfunded pension liability	20,174	19,876
Deferred income taxes	1,307	1,456
Other long-term liabilities	5,020	5,097
Total liabilities	208,680	231,073

Commitments and contingencies (see Note 15)

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,130,780 and 2,141,589 shares outstanding at March 31, 2024 and December 31, 2023, respectively (net of 1,072,769 restricted treasury shares)	213	214
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 10,574,081 and 10,620,260 shares outstanding at March 31, 2024 and December 31, 2023, respectively (net of 3,218,307 restricted treasury shares)	1,061	1,065
Treasury stock (unrestricted, consisting of 14,132 Class A shares and 115,481 Class B shares)	(6,737)	(454)
Additional paid-in capital	45,069	44,260
Retained earnings	322,508	307,510
Accumulated other comprehensive loss	(15,457)	(12,037)
Total stockholders' equity	346,657	340,558
Total liabilities and stockholders' equity	$555,337	$571,631

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2024	2023

Net sales	$128,090	$172,344
Cost of sales	80,012	118,680
Gross profit	48,078	53,664

Research and development costs	5,215	5,223
Selling, general and administrative expenses	24,944	25,296
Restructuring charges	65	3,507
Income from operations	17,854	19,638

Interest expense	(434)	(983)
Interest income	1,115	107
Other income/expense, net	1,817	(26)
Earnings before provision for income taxes	20,352	18,736

Provision for income taxes	4,478	4,164
Net earnings available to common stockholders	$15,874	$14,572

Net earnings per common share:
Class A common share - basic and diluted	$1.19	$1.09
Class B common share - basic and diluted	$1.26	$1.15

Weighted-average number of shares outstanding:
Class A common share - basic and diluted	2,139	2,142
Class B common share - basic and diluted	10,610	10,639

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2024	2023

Net earnings available to common stockholders	$15,874	$14,572

Other comprehensive income (loss):
Currency translation adjustment, net of taxes of $26, and $9, respectively	(3,776)	1,998
Unrealized gains (losses) on interest rate swap cash flow hedge, net of taxes of $0 in both periods	340	(894)
Unrealized holding gains on marketable securities, net of taxes of $0 in both periods	1	1
Change in unfunded SERP liability, net of taxes of ($4) in both periods	15	13
Other comprehensive (loss) income	(3,420)	1,118

Comprehensive income	$12,454	$15,690

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

			Accumulated
			Other	Class A	Class A	Class B	Class B		Additional
		Retained	Comprehensive	Common	# of	Common	# of	Treasury	Paid-In
	Total	Earnings	(Loss) Income	Stock	Shares	Stock	Shares	Stock	Capital

Balance at December 31, 2023	$340,558	$307,510	$(12,037)	$214	2,142	$1,065	10,620	$(454)	$44,260
Net earnings	15,874	15,874	-	-	-	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(129)	(129)	-	-	-	-	-	-	-
Class B Common Stock, $0.07/share	(747)	(747)	-	-	-	-	-	-	-
Issuance of restricted common stock	-	-	-	-	-	6	58	-	(6)
Forfeiture of restricted common stock	-	-	-	-	-	-	(6)	-	-
Purchases of common stock	(6,283)	-	-	(1)	(11)	(10)	(98)	(6,283)	11
Foreign currency translation adjustment, net of taxes of $26	(3,776)	-	(3,776)	-	-	-	-	-	-
Unrealized holding gains on interest rate swap cash flow hedge, net of taxes of $0	340	-	340	-	-	-	-	-	-
Unrealized holding gains on marketable securities, net of taxes of $0	1	-	1	-	-	-	-	-	-
Stock-based compensation expense	804	-	-	-	-	-	-	-	804
Change in unfunded SERP liability, net of taxes of ($4)	15	-	15	-	-	-	-	-	-
Balance at March 31, 2024	$346,657	$322,508	$(15,457)	$213	2,131	$1,061	10,574	$(6,737)	$45,069

			Accumulated
			Other	Class A	Class A	Class B	Class B		Additional
		Retained	Comprehensive	Common	# of	Common	# of	Treasury	Paid-In
	Total	Earnings	(Loss) Income	Stock	Shares	Stock	Shares	Stock	Capital

Balance at December 31, 2022	$262,346	$237,188	$(16,546)	$214	2,142	$1,067	10,643	$(349)	$40,772
Net earnings	14,572	14,572	-	-	-	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(128)	(128)	-	-	-	-	-	-	-
Class B Common Stock, $0.07/share	(747)	(747)	-	-	-	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	-	(1)	(10)	-	1
Foreign currency translation adjustment, net of taxes of $9	1,998	-	1,998	-	-	-	-	-	-
Unrealized losses on interest rate swap cash flow hedge, net of taxes of $0	(894)	-	(894)	-	-	-	-	-	-
Unrealized holding gains on marketable securities, net of taxes of $0	1	-	1	-	-	-	-	-	-
Stock-based compensation expense	902	-	-	-	-	-	-	-	902
Change in unfunded SERP liability, net of taxes of ($4)	13	-	13	-	-	-	-	-	-
Balance at March 31, 2023	$278,063	$250,885	$(15,428)	$214	2,142	$1,066	10,633	$(349)	$41,675

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2024	2023

Cash flows from operating activities:
Net earnings	$15,874	$14,572
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,684	3,236
Stock-based compensation	804	902
Amortization of deferred financing costs	26	33
Deferred tax benefit	(1,676)	(1,137)
Net unrealized (gains)/losses on foreign currency revaluation	(647)	199
Other, net	(71)	465
Changes in operating assets and liabilities:
Accounts receivable	725	(1,316)
Unbilled receivables	3,644	3,175
Inventories	5,688	7,652
Accounts payable	(7,575)	(4,831)
Accrued expenses	(16,440)	(6,417)
Accrued restructuring costs	(1,254)	2,590
Income taxes payable	4,971	3,931
Other operating assets/liabilities, net	(1,603)	(6,219)
Net cash provided by operating activities	6,150	16,835

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,929)	(3,761)
Purchases of held to maturity and marketable securities	(42,726)	-
Proceeds from held to maturity securities	30,374	-
Payment for equity method investment	-	(9,975)
Investment in related party notes receivable	(492)	-
Proceeds from disposal/sale of property, plant and equipment	192	25
Net cash used in investing activities	(15,581)	(13,711)

Cash flows from financing activities:
Dividends paid to common stockholders	(837)	(829)
Borrowings under revolving credit line	-	5,000
Purchases of common stock	(6,283)	-
Net cash (used in) provided by financing activities	(7,120)	4,171

Effect of exchange rate changes on cash and cash equivalents	(1,500)	279

Net (decrease) increase in cash and cash equivalents	(18,051)	7,574
Cash and cash equivalents - beginning of period	89,371	70,266
Cash and cash equivalents - end of period	$71,320	$77,840

Supplementary information:
Cash paid during the period for:
Income taxes, net of refunds received	$978	$976
Interest payments	$981	$1,415
ROU assets obtained in exchange for lease obligations	$2,951	$380

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheets and statements of operations, comprehensive income, stockholders’ equity and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the fiscal year ended  December 31, 2023.

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

The Company’s significant accounting policies are summarized in Note 1 to the consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There were no significant changes to these accounting policies during the three months ended March 31, 2024, except as discussed in “Recently Adopted Accounting Standards” below and as follows:

Cash, Cash Equivalents and Investments

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

The Company has held to maturity securities comprised of U.S. Treasury Bills. These investments are classified as held to maturity as the Company has the intent and ability to hold these investments until they mature. The held to maturity securities mature within the next 12 months. The table below shows the amortized costs, associated gross unrealized gains and associated fair value of the held to maturity securities at March 31, 2024:

	Amortized Cost	Gross Unrealized Gain	Fair Value
Held to maturity U.S. Treasury securities	$49,900	$535	$50,435

In determining the fair value of the Company's held to maturity U.S. Treasury securities, the Company utilized Level 1 inputs of the market price for comparable securities as of March 31 2024.

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

Recently Adopted Accounting Standards

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides temporary optional guidance on contract modifications and hedging accounting to ease the financial reporting burdens of the market transition from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates. In January 2021, the FASB issued ASU 2021-01, which refined the scope of Topic 848 and clarified some of its guidance as part of the FASB’s monitoring of global reference rate activities. This updated guidance was effective upon issuance, and the Company was initially allowed to elect to apply the amendments prospectively through December 31, 2022.  In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848, which extended the date by which companies could elect to apply the amendments to December 31, 2024. During January 2023, the Company amended its credit agreement and related interest rate swap agreements to transition the reference rate from LIBOR to a Secured Overnight Financing Rate ("SOFR") effective January 31, 2023. In connection with these amendments, the Company adopted ASU 2020-04 in the first quarter of 2023 and elected to apply the relevant practical expedients within the guidance. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.

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

This passive investment creates a strategic alliance that is focused on Electric Vehicles (“EV”) on-board power electronics, and in particular next generation fast-charging technology. With no product overlap, this relationship expands the Bel eMobility Power portfolio, further enhancing Bel's competitive position in this emerging field. Our investment in innolectric is accounted for using the equity method and we have determined that the innolectric investment is not a variable interest entity (VIE). Results from this investment have been included in Bel's Power Solution and Protection segment and amounted to income of $0.2 million during the three months ended March 31, 2024 The Company adopted a policy to record its share of innolectric's results on a one-month lag on a consistent basis to allow time for innolectric to provide its financial statements to Bel.

Related Party Transactions

From time to time, the Company provides cash loans to innolectric to fund working capital needs and further business development. During the three months ended March 31, 2024, the Company provided an incremental loan to innolectric in the amount of €0.5 million.  As of March 31, 2024 and December 31, 2023, the Company had loans outstanding to innolectric in the aggregate amount of €2.5 million (approximately $2.7 million at the March 31, 2024 exchange rate) and €2.0 million (approximately $2.1 million at the December 31, 2023 exchange rate), respectively. These loans bear interest at a rate of 5% per annum. This balance is shown as a related-party note receivable on the accompanying condensed consolidated balance sheet at March 31, 2024 and December 31, 2023.

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

The following table provides information about disaggregated revenue by geographic region and sales channel, and includes a reconciliation of the disaggregated revenue to our reportable segments:

	Three Months Ended March 31, 2024
	Power Solutions and Protection	Connectivity Solutions	Magnetic Solutions	Consolidated

By Geographic Region:
North America	$39,549	$43,884	$6,123	$89,556
Europe	16,333	9,436	1,216	26,985
Asia	4,365	965	6,219	11,549
	$60,247	$54,285	$13,558	$128,090

By Sales Channel:
Direct to customer	$38,825	$34,070	$9,786	$82,681
Through distribution	21,422	20,215	3,772	45,409
	$60,247	$54,285	$13,558	$128,090

	Three Months Ended March 31, 2023
	Power Solutions and Protection	Connectivity Solutions	Magnetic Solutions	Consolidated

By Geographic Region:
North America	$62,800	$43,013	$10,354	$116,167
Europe	13,599	8,401	2,766	24,766
Asia	6,782	1,982	22,647	31,411
	$83,181	$53,396	$35,767	$172,344

By Sales Channel:
Direct to customer	$59,614	$33,725	$27,411	$120,750
Through distribution	23,567	19,671	8,356	51,594
	$83,181	$53,396	$35,767	$172,344

The balances of the Company’s contract assets and contract liabilities at  March 31, 2024 and December 31, 2023 are as follows:

	March 31,	December 31,
	2024	2023

Contract assets - current (unbilled receivables)	$9,150	$12,793
Contract liabilities - current (deferred revenue)	$2,606	$3,046

The change in balance of our unbilled receivables from December 31, 2023 to March 31, 2024 primarily relates to a timing difference between the Company’s performance (i.e. when our product is shipped to a customer-controlled hub) and the point at which the Company can invoice the customer per the terms of the customer contract (i.e. when the customer pulls our product from the customer-controlled hub). Our deferred revenue balance at  December 31, 2023 and  March 31, 2024 primarily relates to customer prepayments on invoices related to surcharges and expedite fees, which will be recorded as revenue in the period in which the related finished goods are shipped to the customer.

Transaction Price Allocated to Future Obligations:

The aggregate amount of transaction price allocated to remaining performance obligations that have not been fully satisfied as of  March 31, 2024 related to contracts that exceed one year in duration amounted to $6.7 million, with expected contract expiration dates that range largely from 2025 – 2026. It is expected that $0.7 million of this aggregate amount will be recognized in 2025, $6.0 million will be recognized in 2026 and the remainder will be recognized in years beyond 2026.  The majority of the Company's orders received (but not yet shipped) at  March 31, 2024 is related to contracts that have an original expected duration of one year or less, for which the Company is electing to utilize the practical expedient available within the guidance, and are excluded from the transaction price related to these future obligations. The Company will generally satisfy the remaining performance obligations as we transfer control of the products ordered to our customers.

5.	EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted net earnings per common share under the two-class method for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023

Numerator:
Net earnings	$15,874	$14,572
Less dividends declared:
Class A	129	128
Class B	747	747
Undistributed earnings	$14,998	$13,697

Undistributed earnings allocation:
Class A undistributed earnings	$2,416	$2,203
Class B undistributed earnings	12,582	11,494
Total undistributed earnings	$14,998	$13,697

Net earnings allocation:
Class A net earnings	$2,545	$2,331
Class B net earnings	13,329	12,241
Net earnings	$15,874	$14,572

Denominator:
Weighted-average shares outstanding:
Class A	2,139	2,142
Class B	10,610	10,639

Net earnings per share:
Class A	$1.19	$1.09
Class B	$1.26	$1.15

6.	FAIR VALUE MEASUREMENTS

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

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3 – Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

	March 31, 2024
	Carrying value	Fair value	Cash and cash equivalents	Other Current Assets
Cash	$59,231	$59,231	$59,231	$-
Level 1:
Money market funds	10,995	10,995	10,995	-
Money market funds (Rabbi Trust)	179	179	-	179
Subtotal	11,174	11,174	10,995	179
Level 2:
Certificates of deposit and time deposits	3,499	3,781	1,094	2,405
Subtotal	3,499	3,781	1,094	2,405
Total	$73,904	$74,186	$71,320	$2,584

	December 31, 2023
	Carrying value	Fair value	Cash and cash equivalents	Other Current Assets
Cash	$57,544	$57,544	$57,544	$-
Level 1:
Money market funds	31,188	31,188	31,188	-
Money market funds (Rabbi Trust)	303	303	-	303
Subtotal	31,491	31,491	31,188	303
Level 2:
Certificates of deposit and time deposits	3,629	3,926	639	2,990
Subtotal	3,629	3,926	639	2,990
Total	$92,664	$92,961	$89,371	$3,293

As of March 31, 2024 and December 31, 2023, our available-for-sale securities primarily consisted of investments held in a rabbi trust which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations. These securities are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs and amounted to $0.2 million at  March 31, 2024 and $0.3 million at December 31, 2023.

Throughout 2024 and 2023, the Company entered into a series of foreign currency forward contracts, the fair value of which was $0.2 million at  March 31, 2024 and $0.5 million at  December 31, 2023. The estimated fair value of foreign currency forward contracts is based on quotes received from the applicable counterparty, and represents the estimated amount we would receive or pay to settle the contracts, taking into consideration current exchange rates which can be validated through readily observable data from external sources (Level 2).

The Company is a party to two interest rate swap agreements as further described in Note 10, "Derivative Instruments and Hedging Activities". The fair value of the interest rate swap agreements was $4.3 million at March 31, 2024 and $4.0 million at  December 31, 2023, which was based on market data, and represents the estimated amount we would receive or pay to settle the agreements, taking into consideration current and projected future interest rates as well as the creditworthiness of the parties, all of which can be validated through readily observable data from external sources.

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 were as follows:

	Balance Sheet Classification	March 31, 2024	December 31, 2023
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Other current assets	$-	$-
Non designated as hedging instruments	Other current assets	430	486
Interest rate swap agreements:
Designated as a cash flow hedge	Other assets	4,300	3,960
Total derivative assets		$4,730	$4,446

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Other current liabilities	$196	$5
Total derivative liabilities		$196	$5

The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2024 or  March 31, 2023. There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the three months ended March 31, 2024 or  March 31, 2023.

There were no financial assets accounted for at fair value on a nonrecurring basis as of  March 31, 2024 or December 31, 2023.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature. The fair value of the Company’s long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities. At  March 31, 2024 and December 31, 2023, the estimated fair value of total debt was $60.0 million at each date, compared to a carrying amount of $60.0 million at each date. The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of March 31, 2024.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets, long-lived assets and the net liability related to the put/call options pursuant to the innolectric investment agreement, are accounted for at fair value on a nonrecurring basis. These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis.  Based on the Company's assessment, it was concluded that no triggering events occurred during the three months ended March 31, 2024 or March 31, 2023.

7.	INVENTORIES

The components of inventories are as follows:

	March 31,	December 31,
	2024	2023
Raw materials	$60,507	$63,647
Work in progress	44,006	42,038
Finished goods	25,946	30,855
Inventories	$130,459	$136,540

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2024	2023
Land	$121	$348
Buildings and improvements	12,788	15,286
Machinery and equipment	99,346	98,527
Construction in progress	1,340	1,567
	113,595	115,728
Accumulated depreciation	(77,559)	(79,195)
Property, plant and equipment, net	$36,036	$36,533

Depreciation expense was $2.3 million and $2.1 million, respectively, for the three months ended  March 31, 2024 and 2023. Depreciation expense related to our manufacturing facilities and equipment is included in cost of sales and depreciation expense associated with administrative facilities and office equipment is included in selling, general and administrative expense within the accompanying condensed consolidated statements of operations.

At March 31, 2024, a total of $2.0 million of property was classified as assets held for sale within other current assets on the accompanying condensed consolidated balance sheets related to property in Glen Rock, Pennsylvania and several buildings in Zhongshan, PRC. At  December 31, 2023, a total of $1.3 million of property was classified as assets held for sale within other current assets on the accompanying condensed consolidated balance sheets related solely to the buildings in Zhongshan, PRC.

9.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2024	2023
Salaries, bonuses and related benefits	$18,403	$33,566
Deferred revenue	2,606	3,046
Accrued restructuring costs	4,287	5,498
Sales commissions	1,929	2,347
Warranty accrual	1,594	1,542
Other	7,953	8,658
	$36,772	$54,657

The change in warranty accrual during the three months ended March 31, 2024 primarily related to repair costs incurred and adjustments to pre-existing warranties.  There were no new material warranty charges incurred during the three months ended March 31, 2024.

Restructuring Activities:

Activity and liability balances related to restructuring costs for the three months ended March 31, 2024 are as follows:

		Three Months Ended
		March 31, 2024
	Liability at		Cash Payments	Liability at
	December 31,	New	and Other	March 31,
	2023	Charges	Settlements	2024
Severance costs	$1,551	$65	$(1,276)	$340
Other restructuring costs	3,947	-	-	3,947
Total	$5,498	$65	$(1,276)	$4,287

The new charges and ending liability balance noted above for severance costs largely relate to an initiative within our Connectivity segment related to the transition of certain manufacturing from our Glen Rock, Pennsylvania facility to other existing Bel sites. The balances as of December 31, 2023 related to the Company’s facility consolidation project in the PRC whereby two of our Magnetic Solutions manufacturing sites were consolidated into a single new site.

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

We held outstanding foreign currency forward contracts with notional amounts of $22.1 million and $25.8 million as of March 31, 2024 and December 31, 2023, respectively. The Company's foreign currency forward contracts related to the Chinese renminbi are designated as cash flow hedges for accounting purposes and as such, changes in their fair value are recognized in accumulated other comprehensive loss in the consolidated balance sheet and are reclassified into the statement of operations within cost of goods sold in the period in which the hedged transaction affects earnings.

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

Fair Values of Derivative Financial Instruments

See Note 6,"Fair Value Measurements" for the gross fair values of the Company's derivative assets and liabilities as of March 31, 2024 and December 31, 2023.

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
	March 31,
	2024	2023
Net (losses) gains recognized in AOCL:
Foreign currency forward contracts	$(111)	$(361)
Interest rate swap agreements	955	(408)
	$844	$(769)

Net gains (losses) gains reclassified from AOCL to the consolidated statement of operations:
Foreign currency forward contracts	$(268)	$151
Interest rate swap agreements	615	486
	$347	$637

The losses related to the foreign currency forward contracts are included as a component of currency translation adjustment on the accompanying condensed consolidated statements of comprehensive income for the three months ended  March 31, 2024  and 2023.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 were as follows:

		Three Months Ended
		March 31,
	Classification in Consolidated Statements of Operations	2024	2023
Foreign currency forward contracts	Other income/expense, net	$159	$-
		$159	$-

11.	DEBT

The Company has a Credit and Security Agreement with KeyBank National Association (as amended, the "credit agreement" or the "CSA"). The CSA provides a $175 million 5-year senior secured revolving credit facility ("Revolver"), with a sublimit of up to $10 million available for letters of credit and a sublimit of up to $5 million available for swing line loans. Revolving loans borrowed under the CSA mature on September 1, 2026. At  March 31, 2024 and  December 31, 2023, outstanding borrowings under the revolver amounted to $60 million at each date. The unused credit available under the credit facility was $115 million at each of March 31, 2024 and December 31, 2023. The Company incurred $0.4 million and $1.0 of interest expense during the three months ended March 31, 2024 and March 31, 2023, respectively, in connection with interest due on its outstanding borrowings under the CSA during each period, including the effects of the 2021 Swaps and amortization of deferred financing costs. During  January 2023, the Company amended its CSA and related 2021 Swaps to transition the reference rate from LIBOR to SOFR effective  January 31, 2023.

The interest rate in effect at  March 31, 2024 and December 31, 2023 was 2.47% at each date. Our full debt balance at each March 31, 2024 and December 31, 2023 was covered by the 2021 Swaps, as further described in Note 10, "Derivative Instruments and Hedging Activities". No outstanding borrowings were subject to a variable interest rate at March 31, 2024 or December 31, 2023.

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

At March 31, 2024, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Fixed Charge Coverage Ratio.

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

As a result of the expiration of the statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s condensed consolidated financial statements at March 31, 2024. The Company’s liabilities for uncertain tax positions totaled $19.9 million and $19.8 million at March 31, 2024 and December 31, 2023, respectively, of which $3.5 million are expected to be resolved during 2024 by way of expiration of the related statute of limitations. These amounts, if recognized, would reduce the Company’s effective tax rate.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes. During the three months ended March 31, 2024 and 2023, the Company recognized $0.1 million, in each period, of interest and penalties in the condensed consolidated statements of operations. The Company has approximately $2.1 million and $2.0 million accrued for the payment of interest and penalties at  March 31, 2024 and  December 31, 2023, respectively, which is included in liability for uncertain tax positions in the condensed consolidated balance sheets.

13.	RETIREMENT, SAVINGS AND DEFERRED COMPENSATION PLANS

The Company maintains the Bel Fuse Inc. Employees’ Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended.The expense for the three months ended March 31, 2024 and 2023 amounted to $0.6 million and $0.4 million, respectively. The Company’s matching contribution is made in the form of Bel Fuse Inc. Class A common stock. As of March 31, 2024, the plan owned 284,384and 59,709 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company also maintains a Nonqualified Deferred Compensation Plan (the "DCP"). With certain exceptions, the Company's contributions to the DCP are discretionary and become fully vested by the participants upon reaching age 65. The expense amounted to less than $0.1 million during each of the three-month periods ended  March 31, 2024 and 2023. As the plan is fully funded, the assets and liabilities related to the DCP were in equal amounts of $1.1 million at  March 31, 2024 and $1.0 million at  December 31, 2023. These amounts are included in other assets and other liabilities, respectively, on the accompanying condensed consolidated balance sheets as of each date.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees. The expense for the three months ended March 31, 2024 and 2023 amounted to $0.1 million and $0.6 million, respectively.

The Company maintains a SERP, which is designed to provide a limited group of key management and other key employees of the Company with supplemental retirement and death benefits.  As discussed in Note 6 above, the Company has investments in a rabbi trust which are intended to fund the obligations of the SERP.

The components of SERP expense are as follows:

	Three Months Ended
	March 31,
	2024	2023
Service cost	$99	$92
Interest cost	226	221
Net amortization	20	18
Net periodic benefit cost	$345	$331

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

The following amounts are recognized net of tax in accumulated other comprehensive loss:

	March 31,	December 31,
	2024	2023
Prior service cost	$192	$212
Net loss	(1,336)	(1,336)
	$(1,144)	$(1,124)

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at  March 31, 2024 and December 31, 2023 are summarized below:

	March 31,	December 31,
	2024	2023

Foreign currency translation adjustment, net of taxes of ($302) at March 31, 2024 and ($276) at December 31, 2023	$(20,199)	$(16,423)
Unrealized gains on interest rate swap cash flow hedge, net of taxes of $0 at March 31, 2024 and $0 at December 31, 2023	4,300	3,960
Unrealized holding gains on marketable securities, net of taxes of ($7) at March 31, 2024 and ($7) at December 31, 2023	20	19
Unfunded SERP liability, net of taxes of $723 at March 31, 2024 and $718 at December 31, 2023	422	407

Accumulated other comprehensive loss	$(15,457)	$(12,037)

Changes in accumulated other comprehensive loss by component during the three months ended March 31, 2024 are as follows.  All amounts are net of tax.

		Unrealized	Unrealized
	Foreign Currency	Gains (Losses) on	Holding Gains
	Translation	Interest Rate Swap	(Losses) on	Unfunded
	Adjustment	Cash Flow Hedge	Marketable Securities	SERP Liability		Total

Balance at December 31, 2023	$(16,423)	$3,960	$19	$407		$(12,037)
Other comprehensive (loss) income before reclassifications	(4,044)	955	1	30		(3,058)
Amount reclassified from accumulated other comprehensive loss	268	(615)	-	(15)	(a)	(362)
Net current period other comprehensive (loss) income	(3,776)	340	1	15		(3,420)

Balance at March 31, 2024	$(20,199)	$4,300	$20	$422		$(15,457)

(a) This reclassification relates to the amortization of prior service costs and gains/losses associated with the Company's SERP Plan. This expense is reflected in other income/expense, net on the accompanying condensed consolidated statements of operations.

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

In connection with the Company's 2014 acquisition of the Power-One Power Solutions business ("Power Solutions") of ABB Ltd., there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or “BPS China”) for the years 2004 to 2006. In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim. In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court’s ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China. An appeal was filed on July 18, 2015 before the Regional Tax Commission of Florence and rejected. On December 5, 2016, the Arezzo Revenue Agency filed an appeal with the Supreme Court and BPS China filed a counter-appeal on January 4, 2017. The Supreme Court has yet to render its judgment. The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying condensed consolidated balance sheets at March 31, 2024 and December 31, 2023. As Bel is entitled to be fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying condensed consolidated balance sheets at March 31, 2024 and December 31, 2023.

In connection with the Company's 2021 acquisition of EOS Power ("EOS"), there is an ongoing claim asserted with respect to EOS by the Principal Commissioner of Customs (Preventive), Mumbai related to customs duties and imposed fines and penalties dating back to 1994. The original demand was in the amount of approximately$1.4 million, of which EOS has paid $0.5 million. EOS filed an Appeal in 2016 which is pending with the Customs, Excise and Service Tax Appellate Tribunal in Mumbai related to the $0.9 million balance of the original demand net of EOS' payment. As part of the EOS acquisition agreement entered into in March 2021, the Company is entitled to be indemnified for this matter for a period of 7 years from the acquisition date. The Company is unable to determine at this time what amount, if any, may ultimately be due in connection with this claim. As such, no estimate was accrued as of  March 31, 2024.

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

The Company operates in one industry with three reportable operating segments, which represent the Company's three product groups, consisting of Power Solutions and Protection, Connectivity Solutions and Magnetic Solutions. The primary criteria by which financial performance is evaluated and resources are allocated are revenue and gross profit. The following is a summary of key financial data:

	Three Months Ended March 31, 2024
	Power Solutions	Connectivity	Magnetic	Corporate/
	and Protection	Solutions	Solutions	Other	Total
Revenue	$60,247	$54,285	$13,558	$-	$128,090
Gross Profit	26,516	19,617	2,174	(229)	48,078
Gross Profit %	44.0%	36.1%	16.0%	nm	37.5%

	Three Months Ended March 31, 2023
	Power Solutions	Connectivity	Magnetic	Corporate/
	and Protection	Solutions	Solutions	Other	Total
Revenue	$83,181	$53,396	$35,767	$-	$172,344
Gross Profit	29,680	18,196	8,168	(2,380)	53,664
Gross Profit %	35.7%	34.1%	22.8%	nm	31.1%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2023 Annual Report on Form 10-K and our consolidated financial statements and related notes set forth in Item 8 of Part II of our 2023 Annual Report on Form 10-K. See Part II, Item 1A, “Risk Factors,” below and “Cautionary Notice Regarding Forward-Looking Information,” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our Forward-Looking Statements. All amounts and percentages are approximate due to rounding and all dollars in the text are in millions, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1, of this Quarterly Report on Form 10-Q, unless the context indicates otherwise.  All amounts noted within the tables are in thousands and amounts and percentages are approximate due to rounding.

Overview

Our Company

We design, manufacture and market a broad array of products that power, protect and connect electronic circuits.  These products are primarily used in the networking, telecommunications, computing, general industrial, high-speed data transmission, military, commercial aerospace, transportation and eMobility industries. Our portfolio of products also finds application in the automotive, medical and consumer electronics markets.

We operate through three product group segments. In the three months ended March 31, 2024, 47% of our revenues were derived from Power Solutions and Protection, 42% from Connectivity Solutions and 11% from our Magnetic Solutions operating segment.

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

Key Factors Affecting our Business

We believe that in addition to recent global inflationary pressures on the costs of goods and services in general, and ongoing conflicts/political unrest including in or near the countries in which Bel operates, the key factors affecting and/or potentially affecting our results for the three months ended March 31, 2024 and/or future results include the following:

•

Revenues – Our revenues in the first three months of 2024 were down $44.3 million, or 25.7% as compared to the same period of 2023. The decrease was driven by our Power Solutions and Protection and Magnetics Solutions segments and largely related to lower demand from our networking customers and distribution partners as we believe they continue to work through inventory on hand. These decreases were offset in part by a modest increase in sales at our Connectivity Solutions group, driven by increased sales to customers in the commercial aerospace and military end markets.

•

Backlog – Our backlog of orders amounted to $350.3 million at March 31, 2024, a decrease of $22.8 million, or 6.1%, from December 31, 2023. From year-end 2023 to March 31, 2024, we saw a 12.9% decrease in the backlog for our Power Solutions and Protection business, a decline in backlog of 0.4% in our Magnetic Solutions business and a 5.5% increase in backlog level at our Connectivity Solutions business. Order volumes in general have been lower in recent quarters which we believe to be due in part to our customers' working through inventory on hand.

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

•

Pricing and Availability of Materials – There has been some stabilization of raw materials pricing since the second half of 2023; however overall our cost of materials remains elevated. Supply constraints have eased related to components that constitute raw materials in our manufacturing processes, particularly with capacitors, resistors and copper. Lead times are still above normal though suppliers are now meeting the agreed delivery deadlines with more regularity. In addition, COVID remains a potential supply continuity risk due to the unknown nature of future outbreaks including potential further variants.

•

Labor Costs – Labor costs represented 8.0% of revenue during the first three months of 2024 as compared to 6.8% of revenue during the same period of 2023. The increase in labor costs as a percentage of sales for the first three months of 2023 was largely impacted by the retention of a certain level of direct labor associates within our Magnetic Solutions business to accommodate the anticipated rebound within this segment. In addition, effective January 1, 2024, the statutory minimum wage rate in Mexico was increased by 20%, impacting labor costs at our Reynosa and Cananea, Mexico factories. We estimate the additional cost associated with this increase will be approximately $1.4 million annually. Also effective January 1, 2024, minimum wage increases which went into effect at our factory in Slovakia are expected to result in approximately $0.3 million of higher labor costs at that facility in 2024 as compared to 2023. This and any future increases in minimum wage rates will have an unfavorable impact on Bel's profit margins. The preceding four sentences represent Forward-Looking Statements. See "Cautionary Notice Regarding Forward-Looking Information."

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

•

Restructuring – In late 2023, we initiated a restructuring initiative within our Connectivity segment related to the transition of certain manufacturing from our Glen Rock, Pennsylvania facility to other existing Bel sites (the “Glen Rock initiative”). During the first quarter of 2024, the Company incurred $0.2 million, primarily severance costs, related to this initiative. We anticipate annualized cost savings of approximately $1.0 million in connection with the Glen Rock initiative to be realized gradually over the course of 2024. The Company will continue to review its operations to optimize the business, which may result in restructuring costs being recognized in future periods. The preceding sentences represent Forward-Looking Statements. See "Cautionary Notice Regarding Forward-Looking Information."

•

Impact of Foreign Currency – As further described below, during the three months ended March 31, 2024, labor and overhead costs were less than $0.1 million lower than the corresponding 2023 period primarily due to a favorable foreign exchange environment involving the Chinese Renminbi, largely offset by an unfavorable foreign exchange fluctuations in the Mexican Peso, as compared to the prior year period.  We realized foreign exchange transactional gains of $0.6 million during the three months ended March 31, 2024, due to the fluctuation of the spot rates of certain currencies in effect when translating our balance sheet accounts at March 31, 2024 versus those in effect at December 31, 2023. Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars. Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results and the revaluation of certain intercompany as well as third-party transactions to and from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact to our consolidated statements of operations and cash flows. We were favorably impacted by transactional foreign exchange gains in the three months of 2024 due to the depreciation of the Chinese Renminbi against the U.S. dollar, which was largely offset by an appreciation of the Mexican Peso against the U.S. dollar, as compared to exchange rates in effect during 2023. We have significant manufacturing operations located in in the PRC and Mexico where labor and overhead costs are paid in local currency. As a result, the U.S. Dollar equivalent costs of these operations were approximately $0.5 million lower in the PRC, largely offset by higher costs in Mexico of approximately $0.4 million, in the three months ended March 31, 2024 as compared to the comparable period in 2023. We monitor changes in foreign currencies and have historically implemented foreign currency forward contracts, and may continue to implement pricing actions to help mitigate the impact that changes in foreign currencies may have on our consolidated operating results. The preceding sentence represents a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Information."

•

Effective Tax Rate – Our effective tax rate will fluctuate based on the geographic regions in which our pretax profits are earned. Of the geographic regions in which we operate, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of our three geographical regions.  See Note 12, “Income Taxes”.

Results of Operations - Summary by Operating Segment

Revenue and Gross Margin

Our revenue and gross margin by operating segment for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
	March 31,
	Revenue		Gross Margin
	2024	2023	2024	2023
Power solutions and protection	$60,247	$83,181	44.0%	35.7%
Connectivity solutions	54,285	53,396	36.1%	34.1%
Magnetic solutions	13,558	35,767	16.0%	22.8%
	$128,090	$172,344	37.5%	31.1%

Power Solutions and Protection:

Sales of our Power Solutions and Protection products were lower by $22.9 million (27.6%) during the first quarter of 2024 compared to the same period of 2023. The decrease in the first quarter of 2024 resulted primarily from a decline in sales of our power products into networking applications of $17.4 million and a reduction in sales of our CUI products (consumer/distribution) by $4.8 million and $1.2 million of lower sales of our power products into eMobility applications as compared to the first quarter of 2023. Further, raw material expedite fee revenue for our Power segment totaled less than $0.1 million in the first quarter of 2024 as compared to $7.8 million in the first quarter of 2023. These areas of decline were partially offset by a $3.5 million (51%) increase sales of our rail products during the first quarter of 2024 compared to the same period of 2023.

Despite the overall decline in sales, this segment posted a gross margin of 44.0% in the first quarter of 2024, reflecting an 830 basis point improvement from the first quarter of 2023. Approximately half of this improvement in Power margins is viewed as sustainable, as it was driven by more permanent factors including cost reduction efforts, both on the procurement side and headcount side, the lower volume of low-margin expedite fees and overall product mix. The balance of the basis point improvement in gross margin versus the first quarter of 2023 relates to items that are either non-recurring or in the case of favorable FX, temporary in nature.

Connectivity Solutions:

Sales of our Connectivity Solutions products increased by $1.0 million (1.7%) during the three months ended March 31, 2024 as compared to the same period of 2023. This increase was primarily due to an increase in sales into the military end market which grew by $0.3 million (3.2%) during the first three months of 2024 as compared to the same period of 2023. We also experienced an increased volume of Connectivity Solutions products sold through our distribution channels during the first quarter of 2024, providing incremental growth of $0.5 million (2.8%) versus the first quarter of 2023. These sales increases were offset in part by a decline in sales of passive connector and cabling products used in the industrial premise wiring and 5G/IOT markets of $1.1 million (14.1%) during the three months ended March 31, 2024 as compared to same period of 2023. Gross margins for the 2024 period presented above were favorably impacted by pricing actions on certain contract renewals and operational efficiencies from the facility consolidations completed in 2023, partially offset by higher wage rates in Mexico and an unfavorable fluctuation in exchange rates between the U.S. dollar and Mexican peso in the 2024 period as compared to the 2023 period presented.

Magnetic Solutions:

Sales of our Magnetic Solutions products declined by $22.2 million (62.1%) during the three months ended March 31, 2024, as compared to the same period of 2023. Reduced demand for our Magnetic Solutions products from our networking customers and through our distribution channels has been the primary driver of the lower demand as we believe by these customers continue to work through inventory on hand. The lower sales volume, partially offset by favorable exchange rates with the Chinese Renminbi versus the U.S. dollar, were the primary drivers of gross margin reduction for this product group from last year's corresponding period.

Cost of Sales

Cost of sales as a percentage of revenue for the three months ended March 31, 2024 and 2023 consisted of the following:

	Three Months Ended
	March 31,
	2024	2023
Material costs	28.1%	43.5%
Labor costs	8.0%	6.8%
Other expenses	26.3%	18.6%
Total cost of sales	62.5%	68.9%

Material costs as a percentage of sales during the three months ended March 31, 2024 were lower compared to the first quarter of 2023, due to the stabilization of raw material pricing, shorter lead times, a shift in product mix and better procurement efforts. Labor costs in 2024 as a percentage of sales have increased compared to the first quarter of 2023 due lower sales volume, a shift in product mix, an unfavorable fluctuation of the Mexican Peso exchange rate versus the U.S. Dollar in 2024 compared to the previous year, and the increase in statutory minimum wage rate in Mexico. This increase in labor cost was partially offset by lower labor costs in China due to the favorable fluctuation in the Chinese Renminbi exchange rate versus the U.S. Dollar.

The other expenses noted in the table above include fixed cost items such as support labor and fringe, depreciation and amortization, and facility costs (rent, utilities, insurance). The percentage of other expenses as a cost of sales has increased during the three months ended March 31, 2024, as sales volume decreased by 25.7% compared to the first quarter of 2023.

Research and Development ("R&D") Expense

R&D expense amounted to $5.2 million for each of the three month periods ended March 31, 2024 and 2023.

Selling, General and Administrative Expense (“SG&A”)

SG&A expenses were $24.9 million for the first quarter of 2024, down from $25.3 million in the first quarter of 2023. This decrease in SG&A was largely the result of a $1.2 million decline in legal and professional fees, as the first quarter of 2023 included costs associated with the MPS patent infringement lawsuit further described in Note 15, "Commitments and Contingencies", which did not recur in the first quarter of 2024. Commissions were also lower by $0.5 million in the first quarter of 2024 as compared to the first quarter of 2023 due to the lower sales base in the 2024 period. These declines were largely offset by higher salaries and fringe benefits of $0.9 million and an increase of $0.4 million in a variety of other expenses, including amortization, advertising and travel.

Other Income/Expense, Net

Other income/expense, net was $1.8 million and less than $0.1 million for the three months ended March 31, 2024 and 2023, respectively. The year-over-year change within this line item was largely driven by the market fluctuations in our SERP investments which resulted in a gain of $0.6 million and $0.4 million during the three months ended March 31, 2024 and 2023, respectively. The Company also recorded $0.2 million of income associated with its investment in innolectric during the first quarter of 2024. Due to the timing of this investment, no gains/losses were recorded during the first quarter of 2023. We also realized foreign exchange transactional gains of $0.6 million during the three months ended March 31, 2024, due to the fluctuation of the spot rates of certain currencies in effect when translating our balance sheet accounts at March 31, 2024 versus those in effect at December 31, 2023. This compares to foreign exchange transactional losses of $0.2 million recorded during the first quarter of 2023.

Provision for Income Taxes

The Company’s effective tax rate will fluctuate based on the geographic regions in which the pretax profits are earned. Of the jurisdictions in which the Company operates, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of the Company’s three geographic regions. See Note 12, “Income Taxes”.

The provision for income taxes for the three months ended March 31, 2024 and 2023 was $4.5 million and $4.2 million, respectively. The Company’s earnings before income taxes for the three months ended March 31, 2024, were $1.6 million higher when compared with the same period in 2023, primarily attributable to an increase in income from the North America and Europe regions, partially offset by a decrease in the Asia region. The Company’s effective tax rate was 22.0% and 22.2% for the three months ended March 31, 2024 and 2023, respectively. Our tax rate for the first quarter of 2024 remained relatively consistent compared to the same quarter of 2023, affected by rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions. See Note 12, “Income Taxes”.

Liquidity and Capital Resources

Our principal sources of liquidity include $71.3 million of cash and cash equivalents at March 31, 2024, $49.9 million of held to maturity investments in U.S. Treasury securities, cash provided by operating activities and borrowings available under our credit facility. We expect to use this liquidity for operating expenses, investments in working capital, capital expenditures, interest, taxes, dividends, purchases of common stock under our Repurchase Program, and debt obligations and other long-term liabilities. Our liquidity may also be utilized to fund potential acquisitions in future periods. We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, both in the next twelve months and in the longer term.

Cash Flow Summary

During the three months ended March 31, 2024, our cash and cash equivalents decreased by $18.1 million.  This decrease was primarily due to the following:

•	net cash provided by operating activities of $6.2 million; and
•	proceeds from held to maturity securities of $30.4 million; offset by:
•	purchases of held to maturity and marketable securities of $42.7 million;
•	purchases of common stock under our Repurchase Program of $6.3 million;
•	purchases of property, plant and equipment of $2.9 million; and
•	dividend payments of $0.8 million.

During the three months ended March 31, 2024, our accounts receivable decreased by $0.7 million due to lower sales volume in the first quarter. Days sales outstanding (DSO) was 59 days at March 31, 2024 as compared to 55 days at December 31, 2023. Inventory decreased by $5.7 million at March 31, 2024 compared to December 31, 2023, as component availability has started to ease and we have worked to consume our inventory on hand. Inventory turns were 3.0 at March 31, 2024 as compared to 3.1 at December 31, 2023.

Cash and cash equivalents, held to maturity U.S. Treasury securities and accounts receivable comprised approximately 36.9% of our total assets at each of March 31, 2024 and at December 31, 2023. Our current ratio (i.e., the ratio of current assets to current liabilities) was4.2 to 1 at March 31, 2024 and 3.4 to 1 at December 31, 2023. At March 31, 2024 and December 31, 2023, $42.0 million and $40.9 million, respectively (or 59% and 46%, respectively), of our cash and cash equivalents was held by our foreign subsidiaries. We repatriated $3.0 million from outside of the U.S. during the three months ended March 31, 2024. We continue to analyze our global working capital and cash requirements and the potential tax liabilities attributable to further repatriation, and we have yet to make any further determination regarding repatriation of funds from outside the U.S. to fund our U.S. operations in the future. In the event these funds were needed for our U.S. operations, we would be required to accrue and pay U.S. state taxes and any applicable foreign withholding taxes to repatriate these funds.

Future Cash Requirements

We expect foreseeable liquidity and capital resource requirements to be met through existing cash and cash equivalents and anticipated cash flows from operations, as well as borrowings available under our revolving credit facility, if needed. Our material cash requirements arising in the normal course of business are outlined in Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There were no material changes to our future cash requirements during the three months ended March 31, 2024.

Credit Facility

In September 2021, we entered into the CSA, as further described in Note 11, "Debt". During January 2023, we amended our CSA and related interest rate swap agreements to transition the reference rate from LIBOR to a Secured Overnight Financing Rate ("SOFR") effective January 31, 2023. The CSA contains customary representations and warranties, covenants and events of default. In addition, the CSA contains financial covenants that measure (i) the ratio of our total funded indebtedness, on a consolidated basis, less the aggregate amount of all unencumbered cash and cash equivalents, to the amount of our consolidated EBITDA (“Leverage Ratio”) and (ii) the ratio of the amount of our consolidated EBITDA to our consolidated fixed charges (“Fixed Charge Coverage Ratio”). If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor. At March 31, 2024, we were in compliance with our debt covenants, including the most restrictive covenant, the Fixed Charge Coverage Ratio. The unused credit available under the credit facility at March 31, 2024 was $115.0 million, all of which we had the ability to borrow without violating our Leverage Ratio covenant based on our existing consolidated EBITDA.

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

Based on the above, we have determined that our most critical accounting estimates are those related to business combinations, inventory valuation, goodwill and other indefinite-lived intangible assets, and those related to our pension benefit obligations. For a detailed discussion of our critical accounting estimates, refer to “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes in our critical accounting policies, judgments and estimates, including assumptions or estimation techniques utilized, as compared to those disclosed in our 2023 Annual Report on Form 10-K.

Recent Accounting Pronouncements

The discussion of new financial accounting standards applicable to our Company is incorporated herein by reference to Note 1, “Basis of Presentation and Accounting Policies”.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and changes in interest rates associated with its long-term debt. Under the Company’s risk management strategy, the Company periodically uses foreign currency forward contracts to manage its short-term exposures to fluctuations in operational cash flows resulting from changes in foreign currency exchange rates. To partially mitigate risks associated with the variable interest rates on revolver borrowings under the Company's credit agreement (see Note 11, “Debt”, to the condensed consolidated financial statements herein, and Note 11, “Debt”, to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023), the Company maintains two pay-fixed, receive-variable interest rate swap agreements with two multinational financial institutions (see Note 10, “Derivative Instruments and Hedging Activities”, to the condensed consolidated financial statements herein, and Note 13, “Derivative Instruments and Hedging Activities”, to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023). The Company’s primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk and interest rate risk, when deemed appropriate. The Company enters into these contracts in the normal course of business to mitigate risks and not for speculative purposes. There have not been any material changes with regard to market risk during the three months ended March 31, 2024.  Refer to Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion of market risks.

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

Item 1A. Risk Factors

The risk factors described in Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 should be carefully considered before making an investment decision. These are the risk factors that we consider to be the most significant risk factors, but they are not the only risk factors that should be considered in making an investment decision. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. This Quarterly Report on Form 10-Q also contains Forward-Looking Statements that involve risks and uncertainties. See the "Cautionary Notice Regarding Forward-Looking Information," above. Our business, consolidated financial condition and consolidated results of operations could be materially adversely affected by any of the risk factors described, under "Cautionary Notice Regarding Forward-Looking Information" or with respect to specific Forward-Looking Statements presented herein. The trading price of our securities could decline due to any of these risks, and investors in our securities may lose all or part of their investment. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially adversely affect our business in the future. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

Item 2.  Unregistered Sales of Equity Securities, and Use of Proceeds

On February 21, 2024, the Company’s Board of Directors authorized and the Company publicly announced a $25.0 million share repurchase program (the “Repurchase Program”). The Repurchase Program authorizes the repurchase of up to $25.0 million of shares of outstanding Class A Common Stock and Class B Common Stock. The aggregate $25.0 million available for repurchases under the Repurchase Program has been suballocated for purchases of Class A shares and Class B shares in portions of $4.0 million and $21.0 million, respectively, prorated to take into account the number of outstanding shares of each respective class. Shares of Common Stock may be repurchased pursuant to the Repurchase Program in open market, privately negotiated or block transactions or otherwise from time to time, depending upon market conditions and other factors, and in accordance with applicable law and regulations. The Repurchase Program has no expiration date. The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares, and the Repurchase Program may be suspended or terminated at any time.

The following table summarizes the activity related to repurchases of our equity securities during the quarter ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (dollars in thousands)
January 1, 2024 – January 31, 2024	-	$ -	-	$ -
February 1, 2024 – February 29, 2024	-	$ -	-	$4,000 (Class A) $21,000 (Class B)
March 1, 2024 – March 31, 2024	10,809 (Class A) 98,139 (Class B)	$66.93 (Class A) $56.63 (Class B)	10,809 (Class A) 98,139 (Class B)	$3,276 (Class A) $15,441 (Class B)
Total	10,809 (Class A) 98,139 (Class B)	$66.93 (Class A) $56.63 (Class B)	10,809 (Class A) 98,139 (Class B)	$3,276 (Class A) $15,441 (Class B)

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended  March 31, 2024, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

BEL FUSE INC.

April 30, 2024	By:	/s/ Daniel Bernstein
Daniel Bernstein
President and Chief Executive Officer (Principal Executive Officer)

April 30, 2024	By:	/s/ Farouq Tuweiq
Farouq Tuweiq
Chief Financial Officer (Principal Financial Officer)