Form 10-Q
period 2024-06-30
BEL FUSE INC /NJ
filed 2024-07-31
CIK 729580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐	No ☒

Title of Each Class	Number of Shares of Common Stock Outstanding as of July 26, 2024
Class A Common Stock ($0.10 par value)	2,115,677
Class B Common Stock ($0.10 par value)	10,432,548

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

These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1A of our 2023 Annual Report on Form 10-K, and the risks and other factors described in this and our other Quarterly Reports on Form 10-Q, and in our other reports and documents that we have filed or may file from time to time with the SEC, which could cause actual results to differ materially from these Forward-Looking Statements.  Any Forward-Looking Statements are qualified in the entirety by reference to such risk factors discussed throughout our 2023 Annual Report on Form 10-K, in this and our other Quarterly Reports on Form 10-Q and as described in our other reports and documents filed from time to time with the SEC.  Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the Forward-Looking Statements include but are not limited to:

●	the market concerns facing our customers, and risks for the Company’s business in the event of the loss of certain substantial customers;

●	the continuing viability of sectors that rely on our products;

●	the effects of business and economic conditions, and challenges impacting the macroeconomic environment generally and/or our industry in particular;

●	the effects of rising input costs, and cost changes generally, including the potential impact and effects of inflationary pressures;

●	difficulties associated with integrating acquired companies;

●	capacity and supply constraints or difficulties, including supply chain constraints or other challenges;

●	the impact of public health crises (such as the governmental, social and economic effects of COVID or other future epidemics or pandemics);

●	difficulties associated with the availability of labor, and the risks of any labor unrest or labor shortages;

●	risks associated with our international operations, including our substantial manufacturing operations in the People’s Republic of China (the “PRC”);

●	risks associated with restructuring programs or other strategic initiatives, including any difficulties in implementation or realization of the expected benefits or cost savings;

●	product development, commercialization or technological difficulties;

●	the regulatory and trade environment, including the potential effects of trade restrictions that may impact Bel, its customers and/or its suppliers;

●	risks associated with fluctuations in foreign currency exchange rates and interest rates;

●	uncertainties associated with legal proceedings;

●	the market's acceptance of the Company's new products and competitive responses to those new products; and

●	the impact of changes to U.S. and applicable foreign legal and regulatory requirements, including tax laws, trade and tariff policies.

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

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$84,976	$89,371
Held to maturity U.S. Treasury securities	58,822	37,548
Accounts receivable, net of allowance of $1,305 and $1,388, respectively	81,153	84,129
Inventories	127,931	136,540
Unbilled receivables	5,906	12,793
Other current assets	17,233	21,097
Total current assets	376,021	381,478

Property, plant and equipment, net	35,082	36,533
Right-of-use assets	21,945	20,481
Related party note receivable	2,785	2,152
Equity method investment	9,943	10,282
Intangible assets, net	46,715	49,391
Goodwill, net	25,415	26,642
Deferred income taxes	14,525	11,553
Other assets	35,173	33,119
Total assets	$567,604	$571,631

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$36,415	$40,441
Accrued expenses	38,916	54,657
Operating lease liabilities, current	5,992	6,350
Other current liabilities	8,432	9,161
Total current liabilities	89,755	110,609

Long-term Liabilities:
Long-term debt	60,000	60,000
Operating lease liabilities, long-term	16,131	14,212
Liability for uncertain tax positions	17,953	19,823
Minimum pension obligation and unfunded pension liability	20,307	19,876
Deferred income taxes	1,626	1,456
Other long-term liabilities	5,417	5,097
Total liabilities	211,189	231,073

Commitments and contingencies (see Note 15)

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,120,989 and 2,141,589 shares outstanding at June 30, 2024 and December 31, 2023, respectively (net of 1,072,769 restricted treasury shares)	212	214
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 10,453,469 and 10,620,260 shares outstanding at June 30, 2024 and December 31, 2023, respectively (net of 3,218,307 restricted treasury shares)	1,048	1,065
Treasury stock (unrestricted, consisting of 23,923 Class A shares and 232,242 Class B shares)	(14,629)	(454)
Additional paid-in capital	46,054	44,260
Retained earnings	340,462	307,510
Accumulated other comprehensive loss	(16,732)	(12,037)
Total stockholders' equity	356,415	340,558
Total liabilities and stockholders' equity	$567,604	$571,631

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net sales	$133,205	$168,777	$261,295	$341,121
Cost of sales	79,809	113,240	159,821	231,920
Gross profit	53,396	55,537	101,474	109,201

Research and development costs	5,994	6,006	11,209	11,229
Selling, general and administrative expenses	24,141	25,135	49,085	50,432
Restructuring charges	638	709	703	4,215
Gain on sale of property	-	(3,672)	-	(3,672)
Income from operations	22,623	27,359	40,477	46,997

Gain on sale of Czech Republic business	-	1,115	-	1,115
Interest expense	(415)	(908)	(849)	(1,890)
Interest income	1,146	-	2,261	-
Other (expense)/income, net	(471)	(270)	1,346	(190)
Earnings before provision for income taxes	22,883	27,296	43,235	46,032

Provision for (benefit from) income taxes	4,077	(479)	8,555	3,685
Net earnings available to common stockholders	$18,806	$27,775	$34,680	$42,347

Net earnings per common share:
Class A common share - basic and diluted	$1.43	$2.08	$2.61	$3.17
Class B common share - basic and diluted	$1.50	$2.19	$2.76	$3.34

Weighted-average number of shares outstanding:
Class A common share - basic and diluted	2,124	2,142	2,131	2,142
Class B common share - basic and diluted	10,492	10,634	10,551	10,636

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net earnings available to common stockholders	$18,806	$27,775	$34,680	$42,347

Other comprehensive loss:
Currency translation adjustment, net of taxes of $0, ($105), $26, and ($96), respectively	(999)	(2,231)	(4,775)	(233)
Unrealized (losses) gains on interest rate swap cash flow hedge, net of taxes of $0 in all periods presented	(291)	789	49	(105)
Unrealized holding gains on marketable securities, net of taxes of $0 in all periods presented	-	-	1	1
Change in unfunded SERP liability, net of taxes of ($4), ($4), ($9), and ($8), respectively	15	14	30	27
Other comprehensive loss	(1,275)	(1,428)	(4,695)	(310)

Comprehensive income	$17,531	$26,347	$29,985	$42,037

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

			Accumulated
			Other	Class A		Class B			Additional
		Retained	Comprehensive	Common	Class A #	Common	Class B #	Treasury	Paid-In
	Total	Earnings	(Loss) Income	Stock	of Shares	Stock	of Shares	Stock	Capital

Balance at December 31, 2023	$340,558	$307,510	$(12,037)	$214	2,142	$1,065	10,620	$(454)	$44,260
Net earnings	15,874	15,874	-	-	-	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(129)	(129)	-	-	-	-	-	-	-
Class B Common Stock, $0.07/share	(747)	(747)	-	-	-	-	-	-	-
Issuance of restricted common stock	-	-	-	-	-	6	58	-	(6)
Forfeiture of restricted common stock	-	-	-	-	-	-	(6)	-	-
Purchases of common stock	(6,283)	-	-	(1)	(11)	(10)	(98)	(6,283)	11
Foreign currency translation adjustment, net of taxes of $26	(3,776)	-	(3,776)	-	-	-	-	-	-
Unrealized holding gains on interest rate swap cash flow hedge, net of taxes of $0	340	-	340	-	-	-	-	-	-
Unrealized holding gains on marketable securities, net of taxes of $0	1	-	1	-	-	-	-	-	-
Stock-based compensation expense	804	-	-	-	-	-	-	-	804
Change in unfunded SERP liability, net of taxes of ($4)	15	-	15	-	-	-	-	-	-
Balance at March 31, 2024	346,657	322,508	(15,457)	213	2,131	1,061	10,574	(6,737)	45,069

Net earnings	18,806	18,806	-	-	-	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(127)	(127)	-	-	-	-	-	-	-
Class B Common Stock, $0.07/share	(725)	(725)	-	-	-	-	-	-	-
Forfeiture of restricted common stock	1	-	-	-	-	(1)	(4)	-	2
Purchases of common stock	(7,893)	-	-	(1)	(10)	(12)	(117)	(7,892)	12
Foreign currency translation adjustment, net of taxes of $0	(999)	-	(999)	-	-	-	-	-	-
Unrealized holding losses on interest rate swap cash flow hedge	(291)	-	(291)	-	-	-	-	-	-
Stock-based compensation expense	971	-	-	-	-	-	-	-	971
Change in unfunded SERP liability, net of taxes of ($4)	15	-	15	-	-	-	-	-	-
Balance at June 30, 2024	$356,415	$340,462	$(16,732)	$212	2,121	$1,048	10,453	$(14,629)	$46,054

			Accumulated
			Other	Class A		Class B			Additional
		Retained	Comprehensive	Common	Class A #	Common	Class B #	Treasury	Paid-In
	Total	Earnings	(Loss) Income	Stock	of Shares	Stock	of Shares	Stock	Capital

Balance at December 31, 2022	$262,346	$237,188	$(16,546)	$214	2,142	$1,067	10,643	$(349)	$40,772
Net earnings	14,572	14,572	-	-	-	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(128)	(128)	-	-	-	-	-	-	-
Class B Common Stock, $0.07/share	(747)	(747)	-	-	-	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	-	(1)	(10)	-	1
Foreign currency translation adjustment, net of taxes of $9	1,998	-	1,998	-	-	-	-	-	-
Unrealized losses on interest rate swap cash flow hedge, net of taxes of $0	(894)	-	(894)	-	-	-	-	-	-
Unrealized holding gains on marketable securities, net of taxes of $0	1	-	1	-	-	-	-	-	-
Stock-based compensation expense	902	-	-	-	-	-	-	-	902
Change in unfunded SERP liability, net of taxes of ($4)	13	-	13	-	-	-	-	-	-
Balance at March 31, 2023	278,063	250,885	(15,428)	214	2,142	1,066	10,633	(349)	41,675

Net earnings	27,775	27,775	-	-	-	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(128)	(128)	-	-	-	-	-	-	-
Class B Common Stock, $0.07/share	(742)	(742)	-	-	-	-	-	-	-
Issuance of restricted common stock	-	-	-	-	-	1	10	-	(1)
Forfeiture of restricted common stock	-	-	-	-	-	(3)	(5)	-	3
Foreign currency translation adjustment, net of taxes of ($105)	(2,231)	-	(2,231)	-	-	-	-	-	-
Unrealized gains on interest rate swap cash flow hedge	789	-	789	-	-	-	-	-	-
Stock-based compensation expense	950	-	-	-	-	-	-	-	950
Change in unfunded SERP liability, net of taxes of ($4)	14	-	14	-	-	-	-	-	-
Balance at June 30, 2023	$304,490	$277,790	$(16,856)	$214	2,142	$1,064	10,638	$(349)	$42,627

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2024	2023

Cash flows from operating activities:
Net earnings	$34,680	$42,347
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,123	6,571
Stock-based compensation	1,775	1,851
Amortization of deferred financing costs	27	33
Deferred tax benefit	(2,930)	(3,128)
Net unrealized (gains)/losses on foreign currency revaluation	(355)	505
Gain on sale of property	-	(3,672)
Gain on sale of Czech Republic business	-	(1,115)
Other, net	652	(1,124)
Changes in operating assets and liabilities:
Accounts receivable	2,805	(236)
Unbilled receivables	6,887	5,018
Inventories	7,972	13,473
Accounts payable	(4,026)	(11,544)
Accrued expenses	(14,147)	2,448
Accrued restructuring costs	(1,553)	2,343
Income taxes payable	4,517	3,856
Other operating assets/liabilities, net	(5,083)	(16,970)
Net cash provided by operating activities	38,344	40,656

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,278)	(7,081)
Purchases of held to maturity and marketable securities	(122,345)	-
Proceeds from held to maturity securities	101,071	-
Payment for equity method investment	-	(9,975)
Investment in related party notes receivable	(633)	-
Proceeds from disposal/sale of property, plant and equipment	229	5,239
Proceeds from sale of business	-	5,198
Net cash used in investing activities	(25,956)	(6,619)

Cash flows from financing activities:
Dividends paid to common stockholders	(1,674)	(1,658)
Repayments under revolving credit line	-	(40,000)
Borrowings under revolving credit line	-	5,000
Purchases of common stock	(14,175)	-
Net cash used in financing activities	(15,849)	(36,658)

Effect of exchange rate changes on cash and cash equivalents	(934)	(2,592)

Net decrease in cash and cash equivalents	(4,395)	(5,213)
Cash and cash equivalents - beginning of period	89,371	70,266
Cash and cash equivalents - end of period	$84,976	$65,053

Supplementary information:
Cash paid during the period for:
Income taxes, net of refunds received	$8,277	$10,358
Interest payments	$1,985	$2,762
ROU assets obtained in exchange for lease obligations	$4,239	$5,172

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheets and statements of operations, comprehensive income, stockholders’ equity and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the fiscal year ended  December 31, 2023.

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

The Company’s significant accounting policies are summarized in Note 1 to the consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There were no significant changes to these accounting policies during the six months ended June 30, 2024, except as discussed in “Recently Adopted Accounting Standards” below and as follows:

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

The Company has held to maturity securities comprised of U.S. Treasury Bills. These investments are classified as held to maturity as the Company has the intent and ability to hold these investments until they mature. The held to maturity securities mature within the next 12 months. The table below shows the amortized costs, associated gross unrealized gains and associated fair value of the held to maturity securities at June 30, 2024:

	Amortized Cost	Gross Unrealized Gain	Fair Value
Held to maturity U.S. Treasury securities	$58,822	$384	$59,206

In determining the fair value of the Company's held to maturity U.S. Treasury securities, the Company utilized Level 1 inputs of the market price for comparable securities as of June 30, 2024.

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

Equity in earnings of unconsolidated affiliates, in the consolidated statements of operations, reflects our proportionate share of the investee's net income, including any associated affiliate taxes. Our proportionate share of the investee’s other comprehensive income (loss), net of income taxes, is recorded in the consolidated statements of stockholders’ equity and consolidated statements of comprehensive income. In general, the equity investment in our unconsolidated affiliates is equal to our original equity investment plus our share of those entities' undistributed earnings subsequent to our investment.

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

This passive investment creates a strategic alliance that is focused on Electric Vehicles (“EV”) on-board power electronics, and in particular next generation fast-charging technology. With no product overlap, this relationship expands the Bel eMobility Power portfolio, further enhancing Bel's competitive position in this emerging field. Our investment in innolectric is accounted for using the equity method and we have determined that the innolectric investment is not a variable interest entity (VIE). Results from this investment have been included in Bel's Power Solutions and Protection segment and amounted to losses of $0.3 million and $0.1 during the three and six months ended June 30, 2024, respectively. The Company adopted a policy to record its share of innolectric's results on a one-month lag on a consistent basis to allow time for innolectric to provide its financial statements to Bel.

Related Party Transactions

From time to time, the Company provides cash loans to innolectric to fund working capital needs and further business development. During the three and six months ended June 30, 2024, the Company provided incremental loans to innolectric in the amount of €0.2 million and €0.7 million, respectively. As of June 30, 2024 and December 31, 2023, the Company had loans outstanding to innolectric in the aggregate amount of €2.6 million (approximately $2.8 million at the June 30, 2024 exchange rate) and €2.0 million (approximately $2.1 million at the December 31, 2023 exchange rate), respectively. These loans bear interest at a rate of 5% per annum. This balance is shown as a related-party note receivable on the accompanying condensed consolidated balance sheet at June 30, 2024 and December 31, 2023.

3.	DIVESTITURE OF SUBSIDIARY

On June 1, 2023, the Company completed its divestment of Bel Stewart s.r.o., a former subsidiary in the Czech Republic which has historically been reported within Bel’s Connectivity Solutions segment. The business was sold to PEI Genesis for total consideration of $5.1 million, subject to working capital adjustments. The divestment of this non-core business was a strategic decision which allows the Connectivity Solutions segment to focus on its main product categories serving customer end markets such as commercial air, defense, industrial and networking which better align with Connectivity's long-term growth objectives.

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

The following table provides information about disaggregated revenue by geographic region and sales channel, and includes a reconciliation of the disaggregated revenue to our reportable segments:

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
	Power Solutions and Protection	Connectivity Solutions	Magnetic Solutions	Consolidated	Power Solutions and Protection	Connectivity Solutions	Magnetic Solutions	Consolidated

By Geographic Region:
North America	$39,197	$45,380	$7,350	$91,927	$78,746	$89,264	$13,473	$181,483
Europe	14,610	11,242	1,118	26,970	30,943	20,678	2,334	53,955
Asia	4,744	1,200	8,364	14,308	9,109	2,165	14,583	25,857
	$58,551	$57,822	$16,832	$133,205	$118,798	$112,107	$30,390	$261,295

By Sales Channel:
Direct to customer	$37,572	$36,428	$11,793	$85,793	$76,397	$70,498	$21,579	$168,474
Through distribution	20,979	21,394	5,039	47,412	42,401	41,609	8,811	92,821
	$58,551	$57,822	$16,832	$133,205	$118,798	$112,107	$30,390	$261,295

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	Power Solutions and Protection	Connectivity Solutions	Magnetic Solutions	Consolidated	Power Solutions and Protection	Connectivity Solutions	Magnetic Solutions	Consolidated

By Geographic Region:
North America	$64,121	$44,233	$11,345	$119,699	$126,921	$87,245	$21,700	$235,866
Europe	15,907	9,561	2,666	28,134	29,507	17,962	5,431	52,900
Asia	7,063	1,049	12,832	20,944	13,844	3,032	35,479	52,355
	$87,091	$54,843	$26,843	$168,777	$170,272	$108,239	$62,610	$341,121

By Sales Channel:
Direct to customer	$62,022	$35,970	$18,268	$116,260	$121,636	$69,694	$45,679	$237,009
Through distribution	25,069	18,873	8,575	52,517	48,636	38,545	16,931	104,112
	$87,091	$54,843	$26,843	$168,777	$170,272	$108,239	$62,610	$341,121

The balances of the Company’s contract assets and contract liabilities at  June 30, 2024 and December 31, 2023 are as follows:

	June 30,	December 31,
	2024	2023

Contract assets - current (unbilled receivables)	$5,906	$12,793
Contract liabilities - current (deferred revenue)	$2,320	$3,046

The change in balance of our unbilled receivables from December 31, 2023 to June 30, 2024 primarily relates to a timing difference between the Company’s performance (i.e. when our product is shipped to a customer-controlled hub) and the point at which the Company can invoice the customer per the terms of the customer contract (i.e. when the customer pulls our product from the customer-controlled hub). Our deferred revenue balance at  December 31, 2023 and  June 30, 2024 primarily relates to customer prepayments on invoices, which will be recorded as revenue in the period in which the related finished goods are shipped to the customer.

Transaction Price Allocated to Future Obligations

The aggregate amount of transaction price allocated to remaining performance obligations that have not been fully satisfied as of  June 30, 2024 related to contracts that exceed one year in duration amounted to $18.4 million, with expected contract expiration dates that range largely from 2025 – 2026. It is expected that $10.1 million of this aggregate amount will be recognized in 2025, $3.8 million will be recognized in 2026 and the remainder will be recognized in years beyond 2026. The majority of the Company's orders received (but not yet shipped) at  June 30, 2024 is related to contracts that have an original expected duration of one year or less, for which the Company is electing to utilize the practical expedient available within the guidance, and are excluded from the transaction price related to these future obligations. The Company will generally satisfy the remaining performance obligations as we transfer control of the products ordered to our customers.

5.	EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted net earnings per common share under the two-class method for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Numerator:
Net earnings	$18,806	$27,775	$34,680	$42,347
Less dividends declared:
Class A	127	128	256	257
Class B	725	742	1,472	1,490
Undistributed earnings	$17,954	$26,905	$32,952	$40,600

Undistributed earnings allocation:
Class A undistributed earnings	$2,901	$4,330	$5,317	$6,533
Class B undistributed earnings	15,053	22,575	27,635	34,067
Total undistributed earnings	$17,954	$26,905	$32,952	$40,600

Net earnings allocation:
Class A net earnings	$3,028	$4,458	$5,573	$6,790
Class B net earnings	15,778	23,317	29,107	35,557
Net earnings	$18,806	$27,775	$34,680	$42,347

Denominator:
Weighted-average shares outstanding:
Class A	2,124	2,142	2,131	2,142
Class B	10,492	10,634	10,551	10,636

Net earnings per share:
Class A	$1.43	$2.08	$2.61	$3.17
Class B	$1.50	$2.19	$2.76	$3.34

6.	FAIR VALUE MEASUREMENTS

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

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3 – Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

	June 30, 2024
	Carrying value	Fair value	Cash and cash equivalents	Other Current Assets
Cash	$61,321	$61,321	$61,321	$-
Level 1:
Money market funds	22,201	22,201	22,201	-
Money market funds (Rabbi Trust)	804	804	-	-
Subtotal	23,005	23,005	22,201	-
Level 2:
Certificates of deposit and time deposits	4,553	4,868	1,454	3,099
Subtotal	4,553	4,868	1,454	3,099
Total	$88,879	$89,194	$84,976	$3,099

	December 31, 2023
	Carrying value	Fair value	Cash and cash equivalents	Other Current Assets
Cash	$57,544	$57,544	$57,544	$-
Level 1:
Money market funds	31,188	31,188	31,188	-
Money market funds (Rabbi Trust)	303	303	-	303
Subtotal	31,491	31,491	31,188	303
Level 2:
Certificates of deposit and time deposits	3,629	3,926	639	2,990
Subtotal	3,629	3,926	639	2,990
Total	$92,664	$92,961	$89,371	$3,293

As of June 30, 2024 and December 31, 2023, our available-for-sale securities primarily consisted of investments held in a rabbi trust which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations. These securities are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs and amounted to $0.8 million at  June 30, 2024 and $0.3 million at December 31, 2023.

Throughout 2024 and 2023, the Company entered into a series of foreign currency forward contracts, the fair value of which was ($0.5) million at  June 30, 2024 and $0.5 million at  December 31, 2023. The estimated fair value of foreign currency forward contracts is based on quotes received from the applicable counterparty, and represents the estimated amount we would receive or pay to settle the contracts, taking into consideration current exchange rates which can be validated through readily observable data from external sources (Level 2).

The Company is a party to two interest rate swap agreements as further described in Note 10, "Derivative Instruments and Hedging Activities". The fair value of the interest rate swap agreements was $4.0 million at June 30, 2024 and $4.0 million at  December 31, 2023, which was based on market data, and represents the estimated amount we would receive or pay to settle the agreements, taking into consideration current and projected future interest rates as well as the creditworthiness of the parties, all of which can be validated through readily observable data from external sources.

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 were as follows:

	Balance Sheet Classification	June 30, 2024	December 31, 2023
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Other current assets	$-	$-
Non designated as hedging instruments	Other current assets	-	486
Interest rate swap agreements:
Designated as a cash flow hedge	Other assets	4,012	3,960
Total derivative assets		$4,012	$4,446

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Other current liabilities	$232	$5
Not designated as hedging instruments	Other current liabilities	292	-
Total derivative liabilities		$524	$5

The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2024 or  June 30, 2023. There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the six months ended June 30, 2024 or  June 30, 2023.

There were no financial assets accounted for at fair value on a nonrecurring basis as of  June 30, 2024 or December 31, 2023.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature. The fair value of the Company’s long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities. At  June 30, 2024 and December 31, 2023, the estimated fair value of total debt was $60.0 million at each date, compared to a carrying amount of $60.0 million at each date. The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of June 30, 2024.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets, long-lived assets and the net liability related to the put/call options pursuant to the innolectric investment agreement, are accounted for at fair value on a nonrecurring basis. These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis. Based on the Company's assessment, it was concluded that no triggering events occurred during the six months ended June 30, 2024 or June 30, 2023.

7.	INVENTORIES

The components of inventories are as follows:

	June 30,	December 31,
	2024	2023
Raw materials	$54,903	$63,647
Work in progress	44,000	42,038
Finished goods	29,028	30,855
Inventories	$127,931	$136,540

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2024	2023
Land	$117	$348
Buildings and improvements	12,945	15,286
Machinery and equipment	98,439	98,527
Construction in progress	1,507	1,567
	113,008	115,728
Accumulated depreciation	(77,926)	(79,195)
Property, plant and equipment, net	$35,082	$36,533

Depreciation expense was $2.3 million and $2.2 million, respectively, for the three months ended  June 30, 2024 and 2023 and $4.6 million and $4.2 million, respectively, for the six months ended  June 30, 2024 and 2023. Depreciation expense related to our manufacturing facilities and equipment is included in cost of sales and depreciation expense associated with administrative facilities and office equipment is included in selling, general and administrative expense within the accompanying condensed consolidated statements of operations.

At June 30, 2024, a total of $2.1 million of property was classified as assets held for sale within other current assets on the accompanying condensed consolidated balance sheets related to property in Glen Rock, Pennsylvania and several buildings in Zhongshan, PRC. At  December 31, 2023, a total of $1.3 million of property was classified as assets held for sale within other current assets on the accompanying condensed consolidated balance sheets related solely to the buildings in Zhongshan, PRC.

9.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2024	2023
Salaries, bonuses and related benefits	$22,370	$33,566
Deferred revenue	2,320	3,046
Accrued restructuring costs	4,054	5,498
Sales commissions	2,377	2,347
Warranty accrual	1,659	1,542
Other	6,136	8,658
	$38,916	$54,657

The change in warranty accrual during the six months ended June 30, 2024 primarily related to repair costs incurred and adjustments to pre-existing warranties. There were no new material warranty charges incurred during the six months ended June 30, 2024.

Restructuring Activities:

Activity and liability balances related to restructuring costs for the six months ended June 30, 2024 are as follows:

		Six Months Ended
		June 30, 2024
	Liability at		Cash Payments	Liability at
	December 31,	New	and Other	June 30,
	2023	Charges	Settlements	2024
Severance costs	$1,551	$703	$(2,045)	$209
Other restructuring costs	3,947	-	(102)	3,845
Total	$5,498	$703	$(2,147)	$4,054

The new charges and ending liability balance noted above for severance costs largely relate to an initiative within our Connectivity segment related to the transition of certain manufacturing from our Glen Rock, Pennsylvania facility to other existing Bel sites. The balances in other restructuring costs in the table above as of December 31, 2023 and June 30, 2024 largely related to remaining liabilities associated with the Company's facility consolidation project in the PRC whereby two of our Magnetic Solutions manufacturing sites were consolidated into a single new site.

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

We held outstanding foreign currency forward contracts with notional amounts of $18.8 million and $25.8 million as of June 30, 2024 and December 31, 2023, respectively. The Company's foreign currency forward contracts related to the Chinese renminbi are designated as cash flow hedges for accounting purposes and as such, changes in their fair value are recognized in accumulated other comprehensive loss in the consolidated balance sheet and are reclassified into the statement of operations within cost of goods sold in the period in which the hedged transaction affects earnings.

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

Fair Values of Derivative Financial Instruments

See Note 6, "Fair Value Measurements" for the gross fair values of the Company's derivative assets and liabilities as of June 30, 2024 and December 31, 2023.

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net (losses) gains recognized in AOCL:
Foreign currency forward contracts	$(77)	$(1,091)	$(188)	$(1,452)
Interest rate swap agreements	331	1,351	1,286	943
	$254	$260	$1,098	$(509)

Net gains (losses) reclassified from AOCL to the consolidated statement of operations:
Foreign currency forward contracts	$(83)	$(37)	$(351)	$114
Interest rate swap agreements	622	562	1,237	1,048
	$539	$525	$886	$1,162

The losses related to the foreign currency forward contracts are included as a component of currency translation adjustment on the accompanying condensed consolidated statements of comprehensive income for the six months ended  June 30, 2024 and 2023.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 were as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Classification in Consolidated Statements of Operations	2024	2023	2024	2023
Foreign currency forward contracts	Other (expense)/income, net	$103	$34	262	$34
		$103	$34	$262	$34

11.	DEBT

The Company has a Credit and Security Agreement with KeyBank National Association (as amended, the "credit agreement" or the "CSA"). The CSA provides a $175 million 5-year senior secured revolving credit facility ("Revolver"), with a sublimit of up to $10 million available for letters of credit and a sublimit of up to $5 million available for swing line loans. Revolving loans borrowed under the CSA mature on September 1, 2026. At  June 30, 2024 and  December 31, 2023, outstanding borrowings under the revolver amounted to $60 million at each date. The unused credit available under the credit facility was $115 million at each of June 30, 2024 and December 31, 2023. The Company incurred $0.4 million and $0.9 million of interest expense during the three months ended June 30, 2024 and 2023, respectively, and $0.8 million and $1.9 million during the six months ended June 30, 2024 and June 30, 2023, respectively, in connection with interest due on its outstanding borrowings under the CSA during each period, including the effects of the 2021 Swaps and amortization of deferred financing costs. During  January 2023, the Company amended its CSA and related 2021 Swaps to transition the reference rate from LIBOR to SOFR effective  January 31, 2023.

The interest rate in effect at  June 30, 2024 and December 31, 2023 was 2.47% at each date. Our full debt balance at each of  June 30, 2024 and December 31, 2023 was covered by the 2021 Swaps, as further described in Note 10, "Derivative Instruments and Hedging Activities". No outstanding borrowings were subject to a variable interest rate at June 30, 2024 or December 31, 2023.

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

At June 30, 2024, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Fixed Charge Coverage Ratio.

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

As a result of the expiration of the statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s condensed consolidated financial statements at June 30, 2024. The Company’s liabilities for uncertain tax positions totaled $18.0 million at June 30, 2024 and $19.8 million at  December 31, 2023, of which $2.7 million was resolved during the six months ended June 30, 2024 by way of expiration of the related statute of limitations. These remaining amounts, if recognized, would reduce the Company’s effective tax rate.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes. During the six months ended June 30, 2024 and 2023, the Company recognized $0.2 million and $0.3 million, in each period, of interest and penalties in the condensed consolidated statements of operations. The Company has approximately $1.1 million and $2.0 million accrued for the payment of interest and penalties at  June 30, 2024 and  December 31, 2023, respectively, which is included in liability for uncertain tax positions in the condensed consolidated balance sheets.

13.	RETIREMENT, SAVINGS AND DEFERRED COMPENSATION PLANS

The Company maintains the Bel Fuse Inc. Employees’ Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended. The expense for the three months ended June 30, 2024 and 2023 amounted to $0.3 million in each period. The expense for the six months ended June 30, 2024 and 2023 amounted to $0.9 million and $0.7 million, respectively. The Company’s matching contribution is made in the form of Bel Fuse Inc. Class A common stock. As of June 30, 2024, the plan owned 271,013and 59,080 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company also maintains a Nonqualified Deferred Compensation Plan (the "DCP"). With certain exceptions, the Company's contributions to the DCP are discretionary and become fully vested by the participants upon reaching age 65. The expense for the three months ended June 30, 2024 and 2023 amounted to less than $0.1 million during each period. The expense for the six months ended  June 30, 2024 and 2023 amounted to $0.1 million during each period. As the plan is fully funded, the assets and liabilities related to the DCP were in equal amounts of $1.2 million at  June 30, 2024 and $1.0 million at  December 31, 2023. These amounts are included in other assets and other liabilities, respectively, on the accompanying condensed consolidated balance sheets as of each date.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees. The expense for the three months ended June 30, 2024 and 2023 amounted to $0.1 million and $0.3 million, respectively. The expense for the six months ended June 30, 2024 and 2023 amounted to $0.2 million and $0.9 million, respectively.

The Company maintains a SERP, which is designed to provide a limited group of key management and other key employees of the Company with supplemental retirement and death benefits.  As discussed in Note 6 above, the Company has investments in a rabbi trust which are intended to fund the obligations of the SERP.

The components of SERP expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Service cost	$99	$92	$198	$185
Interest cost	226	221	452	443
Net amortization	20	18	40	35
Net periodic benefit cost	$345	$331	$690	$663

The service cost component of net benefit cost is presented within cost of sales, research and development costs or selling, general and administrative expense on the accompanying condensed consolidated statements of operations, in accordance with where compensation cost for the related associate is reported. All other components of net benefit cost, including interest cost and net amortization noted above, are presented within other (expense)/income, net in the accompanying condensed consolidated statements of operations.

The following amounts are recognized net of tax in accumulated other comprehensive loss:

	June 30,	December 31,
	2024	2023
Prior service cost	$172	$212
Net gain	(1,336)	(1,336)
	$(1,164)	$(1,124)

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at  June 30, 2024 and December 31, 2023 are summarized below:

	June 30,	December 31,
	2024	2023

Foreign currency translation adjustment, net of taxes of ($302) at June 30, 2024 and ($276) at December 31, 2023	$(21,198)	$(16,423)
Unrealized gains on interest rate swap cash flow hedge, net of taxes of $0 at June 30, 2024 and $0 at December 31, 2023	4,009	3,960
Unrealized holding gains on marketable securities, net of taxes of ($7) at June 30, 2024 and ($7) at December 31, 2023	20	19
Unfunded SERP liability, net of taxes of $727 at June 30, 2024 and $718 at December 31, 2023	437	407

Accumulated other comprehensive loss	$(16,732)	$(12,037)

Changes in accumulated other comprehensive loss by component during the six months ended June 30, 2024 are as set forth below. All amounts are net of tax:

	Foreign Currency	Unrealized Gains on	Unrealized Holding
	Translation	Interest Rate Swap	Gains on	Unfunded
	Adjustment	Cash Flow Hedge	Marketable Securities	SERP Liability		Total

Balance at December 31, 2023	$(16,423)	$3,960	$19	$407		$(12,037)
Other comprehensive (loss) income before reclassifications	(5,126)	1,286	1	61		(3,778)
Amount reclassified from accumulated other comprehensive loss	351	(1,237)	-	(31)	(a)	(917)
Net current period other comprehensive (loss) income	(4,775)	49	1	30		(4,695)

Balance at June 30, 2024	$(21,198)	$4,009	$20	$437		$(16,732)

(a) This reclassification relates to the amortization of prior service costs and gains/losses associated with the Company's SERP Plan. This expense is reflected in other (expense)/income, net on the accompanying condensed consolidated statements of operations.

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

In connection with the Company's 2014 acquisition of the Power-One Power Solutions business ("Power Solutions") of ABB Ltd., there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or “BPS China”) for the years 2004 to 2006. In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim. In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court’s ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China. An appeal was filed on July 18, 2015 before the Regional Tax Commission of Florence and rejected. On December 5, 2016, the Arezzo Revenue Agency filed an appeal with the Supreme Court and BPS China filed a counter-appeal on January 4, 2017. The Supreme Court rendered a judgment against BPS China in March 2024. BPS China filed an appeal in July 2024. The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying condensed consolidated balance sheets at  June 30, 2024 and  December 31, 2023. As Bel is entitled to be fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying condensed consolidated balance sheets at June 30, 2024 and December 31, 2023.

In connection with the Company's 2021 acquisition of EOS Power ("EOS"), there is an ongoing claim asserted with respect to EOS by the Principal Commissioner of Customs (Preventive), Mumbai related to customs duties and imposed fines and penalties dating back to 1994. The original demand was in the amount of approximately$1.4 million, of which EOS has paid $0.5 million. EOS filed an Appeal in 2016 which is pending with the Customs, Excise and Service Tax Appellate Tribunal in Mumbai related to the $0.9 million balance of the original demand net of EOS' payment. As part of the EOS acquisition agreement entered into in March 2021, the Company is entitled to be indemnified for this matter for a period of 7 years from the acquisition date. The Company is unable to determine at this time what amount, if any, may ultimately be due in connection with this claim. As such, no estimate was accrued as of  June 30, 2024.

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

The Company operates in one industry with three reportable operating segments, which represent the Company's three product groups, consisting of Power Solutions and Protection, Connectivity Solutions and Magnetic Solutions. The primary criteria by which financial performance is evaluated and resources are allocated are revenue and gross profit. The following is a summary of key financial data:

	Three Months Ended June 30, 2024
	Power Solutions	Connectivity	Magnetic
	and Protection	Solutions	Solutions	Corporate	Total
Revenue	$58,551	$57,822	$16,832	$-	$133,205
Gross Profit	26,736	22,512	4,442	(294)	53,396
Gross Profit %	45.7%	38.9%	26.4%	nm	40.1%

	Three Months Ended June 30, 2023
	Power Solutions	Connectivity	Magnetic
	and Protection	Solutions	Solutions	Corporate	Total
Revenue	$87,091	$54,843	$26,843	$-	$168,777
Gross Profit	31,124	20,512	6,595	(2,694)	55,537
Gross Profit %	35.7%	37.4%	24.6%	nm	32.9%

	Six Months Ended June 30, 2024
	Power Solutions	Connectivity	Magnetic
	and Protection	Solutions	Solutions	Corporate	Total
Revenue	$118,798	$112,107	$30,390	$-	$261,295
Gross Profit	53,252	42,129	6,616	(523)	101,474
Gross Profit %	44.8%	37.6%	21.8%	nm	38.8%

	Six Months Ended June 30, 2023
	Power Solutions	Connectivity	Magnetic
	and Protection	Solutions	Solutions	Corporate	Total
Revenue	$170,272	$108,239	$62,610	$-	$341,121
Gross Profit	60,804	38,708	14,763	(5,074)	109,201
Gross Profit %	35.7%	35.8%	23.6%	nm	32.0%

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

We operate through three product group segments. In the six months ended June 30, 2024, 45% of our revenues were derived from Power Solutions and Protection, 43% from our Connectivity Solutions and 12% from our Magnetic Solutions operating segment.

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

Key Factors Affecting our Business

We believe that in addition to recent global inflationary pressures on the costs of goods and services in general, and ongoing conflicts/political unrest including in or near the countries in which Bel operates, the key factors affecting and/or potentially affecting our results for the six months ended June 30, 2024 and/or future results include the following:

•

Revenues – Our revenues in the first six months of 2024 were down $79.8 million, or 23.4% as compared to the same period of 2023. The decrease was driven by our Power Solutions and Protection and Magnetics Solutions segments and largely related to lower demand from our networking customers and distribution partners as we believe they continue to work through inventory on hand. These decreases were offset in part by a modest increase in sales at our Connectivity Solutions group, driven by increased sales through our distribution channels and military end markets.

•

Backlog – Our backlog of orders amounted to $304 million at June 30, 2024, a decrease of $69.0 million, or 18%, from December 31, 2023. From year-end 2023 to June 30, 2024, we saw a 30% decrease in the backlog for our Power Solutions and Protection business, a decline in backlog of 11% in our Magnetic Solutions business and a 2% increase in backlog level at our Connectivity Solutions business. Order volumes in general have been lower in recent quarters which we believe to be due in part to our customers' working through inventory on hand.

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

•

Pricing and Availability of Materials – There has been some stabilization of raw materials pricing since the second half of 2023; however overall our cost of materials remains elevated. Supply constraints have eased related to components that constitute raw materials in our manufacturing processes, particularly with capacitors, resistors and copper. Lead times are still above normal though suppliers are now meeting the agreed delivery deadlines with more regularity. In addition, COVID remains a potential supply continuity risk due to the unknown nature of future outbreaks including potential further variants. Additionally, our access to parts or materials, and our ability to contract with suppliers utilized previously, may be limited or prohibited from time to time by trade restrictions or other legal or regulatory enactments. We anticipate some downward pressure on our Power sales given recently enacted trade restrictions on one of our former suppliers previously utilized for this segment, which had historically supported approximately $3 to $4 million per quarter of our sales into the consumer end market. We are currently evaluating alternative manufacturing options for the components previously supplied by this manufacturer. To the extent our suppliers in the PRC are negatively impacted by new or amended regulations, any such negative implications could adversely impact our supply chain, including in the form of increased costs, disruptions, shortages or unavailability of product or component parts, and/or other deleterious consequences, which could materially adversely affect our business and operating results. The preceding discussion of "Pricing and Availability of Materials" contains Forward-Looking Statements. See "Cautionary Notice Regarding Forward-Looking Information."

•

Labor Costs – Labor costs represented 7.7% of revenue during the first six months of 2024 as compared to 6.6% of revenue during the same period of 2023. The increase in labor costs as a percentage of sales for the first six months of 2024 was largely impacted by the retention of a certain level of direct labor associates within our Magnetic Solutions business to accommodate the anticipated rebound within this segment. In addition, effective January 1, 2024, the statutory minimum wage rate in Mexico was increased by 20%, impacting labor costs at our Reynosa and Cananea, Mexico factories. We estimate the additional cost associated with this increase will be approximately $1.4 million annually. Also effective January 1, 2024, minimum wage increases which went into effect at our factory in Slovakia are expected to result in approximately $0.3 million of higher labor costs at that facility in 2024 as compared to 2023. This and any future increases in minimum wage rates will have an unfavorable impact on Bel's profit margins. The preceding five sentences represent Forward-Looking Statements. See "Cautionary Notice Regarding Forward-Looking Information."

•	Inflationary Pressures - Inflationary pressures could continue to result in higher input costs, including those related to our raw materials, labor, freight, utilities, healthcare and other expenses. Our future operating results will depend, in part, on our continued ability to manage these fluctuations through pricing actions, cost savings initiatives and sourcing decisions. The preceding two sentences contain Forward-Looking Statements. See "Cautionary Notice Regarding Forward-Looking Information."

•

Restructuring – In late 2023, we initiated a restructuring initiative within our Connectivity segment related to the transition of certain manufacturing from our Glen Rock, Pennsylvania facility to other existing Bel sites (the “Glen Rock initiative”). During the second quarter of 2024, the Company incurred $0.1 million, primarily severance costs, related to this initiative. Also during the second quarter of 2024, the Company incurred $0.5 million of severance costs in connection with headcount reductions within our Magnetics segment, in response to the lower sales volume in recent quarters within that segment. We anticipate annualized cost savings in excess of $1.0 million in connection with the Glen Rock initiative to be realized gradually over the course of fiscal year 2024. The Company will continue to review its operations to optimize the business, which may result in restructuring costs being recognized in future periods. The preceding sentences represent Forward-Looking Statements. See "Cautionary Notice Regarding Forward-Looking Information."

•

Impact of Foreign Currency – As further described below, during the six months ended June 30, 2024, labor and overhead costs were $0.4 million lower than the corresponding 2023 period primarily due to a favorable foreign exchange environment involving the Chinese Renminbi, partially offset by an unfavorable foreign exchange fluctuations in the Mexican Peso, as compared to the prior year period. We realized foreign exchange transactional gains of $0.4 million during the six months ended June 30, 2024, due to the fluctuation of the spot rates of certain currencies in effect when translating our balance sheet accounts at June 30, 2024 versus those in effect at December 31, 2023. Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars. Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results and the revaluation of certain intercompany as well as third-party transactions to and from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact to our consolidated statements of operations and cash flows. We were favorably impacted by transactional foreign exchange gains in the six months of 2024 due to the depreciation of the Chinese Renminbi against the U.S. dollar, which was partially offset by an appreciation of the Mexican Peso against the U.S. dollar, as compared to exchange rates in effect during 2023. We have significant manufacturing operations located in in the PRC and Mexico where labor and overhead costs are paid in local currency. As a result, the U.S. Dollar equivalent costs of these operations were approximately $0.8 million lower in the PRC, partially offset by higher costs in Mexico of approximately $0.5 million, in the six months ended June 30, 2024 as compared to the comparable period in 2023. We monitor changes in foreign currencies and have historically implemented foreign currency forward contracts, and may continue to implement pricing actions to help mitigate the impact that changes in foreign currencies may have on our consolidated operating results. The preceding sentence represents a Forward-Looking Statement. See "Cautionary Notice Regarding Forward-Looking Information."

•

Effective Tax Rate – Our effective tax rate will fluctuate based on the geographic regions in which our pretax profits are earned. Of the geographic regions in which we operate, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of our three geographical regions.  See Note 12, “Income Taxes”.

Results of Operations - Summary by Operating Segment

Revenue and Gross Margin

Our revenue and gross margin by operating segment for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	Revenue		Gross Margin		Revenue		Gross Margin
	2024	2023	2024	2023	2024	2023	2024	2023
Power solutions and protection	$58,551	$87,091	45.7%	35.7%	$118,798	$170,272	44.8%	35.7%
Connectivity solutions	57,822	54,843	38.9%	37.4%	112,107	108,239	37.6%	35.8%
Magnetic solutions	16,832	26,843	26.4%	24.6%	30,390	62,610	21.8%	23.6%
	$133,205	$168,777	40.1%	32.9%	$261,295	$341,121	38.8%	32.0%

Power Solutions and Protection:

Sales of our Power Solutions and Protection products were lower by $28.5 million (32.8%) and $51.5 million (30.3%) during the three and six months ended June 30, 2024, respectively, as compared to the same periods of 2023. The decrease resulted primarily from a decline in sales of our power products into networking applications of $15.8 million (46.3%) during the second quarter of 2024 and $33.2 million (47.8%) during the first six months of 2024 as compared to the same periods of 2023. Sales of our CUI products were down by $6.3 million (43.1%) and $11.1 million (38.1%) during the three and six months that ended June 30, 2023, respectively, as compared to the same periods of 2024. Sales of products into the eMobility end market decreased by $4.5 million and $5.7 million, and our circuit protection products declined by $1.2 million and $2.1 million during the second quarter and first half of 2024 compared to the corresponding periods of 2023. Further, raw material expedite fee revenue for our Power segment declined by $5.7 million and $13.4 million during the three and six months ended June 30, 2024, respectively, as compared to the same periods of 2023. These areas of decline were partially offset by a $3.2 million and $6.5 million increase in sales of our rail products during the second quarter and first half of 2024 compared to the same periods of 2023.

Our gross margin for the Power segment improved in the 2024 periods presented compared to those from the same periods of 2023 despite the challenge of a lower sales volume. This improvement resulted from our strategic pricing actions, favorable exchange rates with the Chinese Renminbi versus the U.S. dollar, a lower volume of low-margin expedite fees, and a favorable shift in product mix.

Connectivity Solutions:

Sales of our Connectivity Solutions products increased by $3.0 million (5.4%) and $3.9 million (3.6%) during the three and six months ended June 30,2024, respectively, as compared to the same periods of 2023. This increase was primarily due to increased volume of Connectivity Solutions products sold through our distribution channels during the second quarter of 2024, providing incremental growth of $2.5 million (13.4%) during the second quarter and $3.1 million (8.0%) during the first quarter of 2024, as compared to the same periods of 2023. Sales of Connectivity products into the military end market also grew by $0.2 million (2.0%) and $0.6 million (2.6%) during the three and six months ended June 30, 2024, respectively, as compared to the same periods of 2023. Gross margins for the 2024 periods presented above were favorably impacted by pricing actions on certain contract renewals and operational efficiencies from the facility consolidations completed in 2023, partially offset by higher wage rates in Mexico and an unfavorable fluctuation in exchange rates between the U.S. dollar and Mexican peso in the 2024 periods as compared to the 2023 periods presented.

Magnetic Solutions:

Sales of our Magnetic Solutions products declined by $10 million (37.3%) and $32.2 million (51.5%) during the three and six months ended June 30,2024, respectively, as compared to the same periods of 2023. Reduced demand for our Magnetic Solutions products from our networking customers and through our distribution channels has been the primary driver of the lower demand as we believe by these customers continue to work through inventory on hand. The lower sales volume, partially offset by favorable exchange rates with the Chinese Renminbi versus the U.S. dollar, were the primary drivers of gross margin reduction for this product group during the first half of 2024 as compared to the same period of 2023.

Cost of Sales

Cost of sales as a percentage of revenue for the three and six months ended June 30, 2024 and 2023 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Material costs	27.8%	41.3%	28.0%	42.4%
Labor costs	7.7%	6.4%	7.9%	6.6%
Support Labor & Fringe	11.4%	10.1%	11.6%	10.0%
Other expenses	13.0%	9.3%	13.7%	9.0%
Total cost of sales	59.9%	67.1%	61.2%	68.0%

Material costs as a percentage of sales during the three and six months ended June 30, 2024 were lower compared to the same periods of 2023, due to the stabilization of raw material pricing, shorter lead times, a shift in product mix and better procurement efforts. Labor costs in the 2024 periods as a percentage of sales have increased compared to the each of second quarter and first half of 2023 due lower sales volume, a shift in product mix, an unfavorable fluctuation of the Mexican Peso exchange rate versus the U.S. Dollar in 2024 compared to the previous year, and the increase in statutory minimum wage rate in Mexico. This increase in labor cost was partially offset by lower labor costs in China due to the favorable fluctuation in the Chinese Renminbi exchange rate versus the U.S. Dollar.

The other expenses noted in the table above include fixed cost items such as support labor and fringe, depreciation and amortization, and facility costs (rent, utilities, insurance). The percentage of other expenses as a cost of sales has increased during the three and six months ended June 30, 2024, due to the lower sales volume in the 2024 periods presented as compared to the same periods of 2023.

Research and Development ("R&D") Expense

R&D expense amounted to $6.0 million for each of the three month periods ended June 30, 2024 and 2023 and $11.2 million for each of the six month periods ended June 30, 2024 and 2023.

Selling, General and Administrative Expense (“SG&A”)

SG&A expenses were $24.1 million for the second quarter of 2024, down from $25.1 million in the second quarter of 2023. This decrease in SG&A was largely the result of a $1.2 million decline in legal and professional fees, as the second quarter of 2023 included costs associated with the MPS patent infringement lawsuit further described in Note 15, "Commitments and Contingencies", which did not recur in the second quarter of 2024. Commissions were also lower by $0.1 million in the second quarter of 2024 as compared to the second quarter of 2023 due to the lower sales base in the 2024 period. These declines were largely offset by higher salaries and fringe benefits of $1.2 million and an increase of $0.3 million in a variety of other expenses, including amortization, advertising and travel.

SG&A expenses were $49.1 million for the first half of 2024, down from $50.4 million in the first half of 2023. This decrease in SG&A was largely the result of a $2.4 million decline in legal and professional fees, largely due to costs associated with the aforementioned MPS patent infringement lawsuit, which did not recur in the first half of 2024. Commissions were also lower by $0.6 million in the six months ended June 30 2024, as compared to the same period of 2023 due to the lower sales base in the 2024 period. These declines were largely offset by higher salaries and fringe benefits of $2.1 million and an increase of $0.7 million in a variety of other expenses, including amortization, advertising and travel.

Other (Expense)/Income, Net

Other (expense)/income, net was $0.5 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively. The year-over-year change within this line item was largely driven by the market fluctuations in our SERP investments which resulted in a gain of $0.1 million and $0.4 million during the three months ended June 30, 2024 and 2023, respectively. The Company also recorded losses of $0.3 million and $0.4 million associated with its investment in innolectric during the second quarters of 2024 and 2023, respectively. We also realized foreign exchange transactional loss of $0.3 million during each of the three month periods ended June 30, 2024 and 2023 due to the fluctuation of the spot rates of certain currencies in effect when translating our balance sheet accounts at June 30, versus those in effect at March 31, each year.

Other (expense)/income, net was $1.3 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively. The year-over-year change within this line item was largely driven by the market fluctuations in our SERP investments which resulted in a gain of $0.8 million during each of the six months ended June 30, 2024 and 2023. The Company also recorded $0.1 million of loss associated with its investment in innolectric during the first half of 2024. We also realized foreign exchange transactional gains of $0.4 million during the six months ended June 30, 2024, due to the fluctuation of the spot rates of certain currencies in effect when translating our balance sheet accounts at June 30, 2024 versus those in effect at December 31, 2023. This compares to foreign exchange transactional losses of $0.5 million recorded during the first half of 2023.

Provision for Income Taxes

The Company’s effective tax rate will fluctuate based on the geographic regions in which the pretax profits are earned. Of the jurisdictions in which the Company operates, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of the Company’s three geographic regions. See Note 12, “Income Taxes”.

The provision for (benefit from) income taxes for the three months ended June 30, 2024 and 2023 was $4.1 million and ($0.5) million, respectively. The Company’s earnings before income taxes for the three months ended June 30, 2024, were $4.4 million lower when compared with the same period in 2023, primarily attributable to a decrease in income from the North America and Asia regions, partially offset by an increase in the Europe region. The Company’s effective tax rate was 17.8% and (1.8%) for the three months ended June 30, 2024 and 2023, respectively. The change in the effective tax rate during the three months ended June 30, 2024 as compared to the same period in 2023, is primarily attributable to an increase in tax expense relating to valuation allowances and prior period accruals as well as a decrease in the tax benefit relating to the reversal of uncertain tax positions resulting from the expiration of certain statute of limitations. See Note 12, “Income Taxes”.

The provision for income taxes for the six months ended June 30, 2024 and 2023 was $8.6 million and $3.7 million, respectively. The Company’s earnings before income taxes for the six months ended June 30, 2024, were $2.8 million lower when compared with the same period in 2023, primarily attributable to decrease in income from the North America and Asia regions, partially offset by an increase in the Europe region. The Company’s effective tax rate was 19.8% and 8.0% for the six months ended June 30, 2024 and 2023, respectively. The change in the effective tax rate during the three months ended June 30, 2024 as compared to the same period in 2023, is primarily attributable to an increase in tax expense relating to valuation allowances and prior period accruals as well as a decrease in the tax benefit relating to the reversal of uncertain tax positions resulting from the expiration of certain statute of limitations. See Note 12, “Income Taxes”.

Liquidity and Capital Resources

Our principal sources of liquidity include $85.0 million of cash and cash equivalents at June 30, 2024, $58.8 million of held to maturity investments in U.S. Treasury securities, cash provided by operating activities and borrowings available under our credit facility. We expect to use this liquidity for operating expenses, investments in working capital, capital expenditures, interest, taxes, dividends, purchases of common stock under our Repurchase Program, and debt obligations and other long-term liabilities. Our liquidity may also be utilized to fund potential acquisitions in future periods. We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, both in the next twelve months and in the longer term.

Cash Flow Summary

During the six months ended June 30, 2024, our cash and cash equivalents decreased by $4.4 million.  This decrease was primarily due to the following:

•	net cash provided by operating activities of $38.3 million; and
•	proceeds from held to maturity securities of $101 million; offset by:
•	purchases of held to maturity and marketable securities of $122.3 million;
•	purchases of common stock under our Repurchase Program of $14.2 million;
•	purchases of property, plant and equipment of $4.3 million; and
•	dividend payments of $1.7 million.

During the six months ended June 30, 2024, our accounts receivable decreased by $2.8 million due to lower sales volume in the second quarter. Days sales outstanding (DSO) was 55 days at each of June 30, 2024 and at December 31, 2023. Inventory decreased by $8.0 million at June 30, 2024 compared to December 31, 2023, as component availability has started to ease and we have worked to consume our inventory on hand. Inventory turns were 2.8 at June 30, 2024 as compared to 3.1 at December 31, 2023.

Cash and cash equivalents, held to maturity U.S. Treasury securities and accounts receivable comprised approximately 39.6% and 36.9% of our total assets at each of June 30, 2024 and at December 31, 2023. Our current ratio (i.e., the ratio of current assets to current liabilities) was4.2 to 1 at June 30, 2024 and 3.4 to 1 at December 31, 2023. At June 30, 2024 and December 31, 2023, $41.4 million and $40.9 million, respectively (or 49% and 46%, respectively), of our cash and cash equivalents was held by our foreign subsidiaries. We repatriated $11 million from outside of the U.S. during the six months ended June 30, 2024. We continue to analyze our global working capital and cash requirements and the potential tax liabilities attributable to further repatriation, and we have yet to make any further determination regarding repatriation of funds from outside the U.S. to fund our U.S. operations in the future. In the event these funds were needed for our U.S. operations, we would be required to accrue and pay U.S. state taxes and any applicable foreign withholding taxes to repatriate these funds.

Future Cash Requirements

We expect foreseeable liquidity and capital resource requirements in the ordinary course to be met through existing cash and cash equivalents and anticipated cash flows from operations, as well as borrowings available under our revolving credit facility, if needed. Our material cash requirements arising in the normal course of business are outlined in Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There were no material changes to our future cash requirements during the six months ended June 30, 2024.

Credit Facility

In September 2021, we entered into the CSA, as further described in Note 11, "Debt". During January 2023, we amended our CSA and related interest rate swap agreements to transition the reference rate from LIBOR to a Secured Overnight Financing Rate ("SOFR") effective January 31, 2023. The CSA contains customary representations and warranties, covenants and events of default. In addition, the CSA contains financial covenants that measure (i) the ratio of our total funded indebtedness, on a consolidated basis, less the aggregate amount of all unencumbered cash and cash equivalents, to the amount of our consolidated EBITDA (“Leverage Ratio”) and (ii) the ratio of the amount of our consolidated EBITDA to our consolidated fixed charges (“Fixed Charge Coverage Ratio”). If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor. At June 30, 2024, we were in compliance with our debt covenants, including the most restrictive covenant, the Fixed Charge Coverage Ratio. The unused credit available under the credit facility at June 30, 2024 was $115.0 million, all of which we had the ability to borrow without violating our Leverage Ratio covenant based on our existing consolidated EBITDA.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and changes in interest rates associated with its long-term debt. Under the Company’s risk management strategy, the Company periodically uses foreign currency forward contracts to manage its short-term exposures to fluctuations in operational cash flows resulting from changes in foreign currency exchange rates. To partially mitigate risks associated with the variable interest rates on revolver borrowings under the Company's credit agreement (see Note 11, “Debt”, to the condensed consolidated financial statements herein, and Note 11, “Debt”, to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023), the Company maintains two pay-fixed, receive-variable interest rate swap agreements with two multinational financial institutions (see Note 10, “Derivative Instruments and Hedging Activities”, to the condensed consolidated financial statements herein, and Note 13, “Derivative Instruments and Hedging Activities”, to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023). The Company’s primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk and interest rate risk, when deemed appropriate. The Company enters into these contracts in the normal course of business to mitigate risks and not for speculative purposes. There have not been any material changes with regard to market risk during the six months ended June 30, 2024.  Refer to Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion of market risks.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

The following table summarizes the activity related to repurchases of our equity securities during the quarter ended June 30, 2024 pursuant to the Repurchase Program (as defined below):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (dollars in thousands)
April 1, 2024 – April 30, 2024	7,691 (Class A) 83,361 (Class B)	$70.38 (Class A) 59.39 (Class B)	7,691 (Class A) 83,361 (Class B)	$2,735 (Class A) $10,490 (Class B)
May 1, 2024 – May 31, 2024	2,000 (Class A) 14,000 (Class B)	$78.03 (Class A) 68.42 (Class B)	2,000 (Class A) 14,000 (Class B)	$2,579 (Class A) $9,532 (Class B)
June 1, 2024 – June 30, 2024	100 (Class A) 19,400 (Class B)	$83.02 (Class A) 65.86 (Class B)	100 (Class A) 19,400 (Class B)	$2,571 (Class A) $8,254 (Class B)
Total	9,791 (Class A) 116,761 (Class B)	$72.07 (Class A) 61.55 (Class B)	9,791 (Class A) 116,761 (Class B)	$2,571 (Class A) $8,254 (Class B)

(1) On February 21, 2024, the Company’s Board of Directors authorized and the Company publicly announced a $25.0 million share repurchase program (the “Repurchase Program”). The Repurchase Program authorizes the repurchase of up to $25.0 million of shares of outstanding Class A Common Stock and Class B Common Stock. The aggregate $25.0 million available for repurchases under the Repurchase Program has been suballocated for purchases of Class A shares and Class B shares in portions of $4.0 million and $21.0 million, respectively, prorated to take into account the number of outstanding shares of each respective class. Shares of Common Stock may be repurchased pursuant to the Repurchase Program in open market, privately negotiated or block transactions or otherwise from time to time, depending upon market conditions and other factors, and in accordance with applicable law and regulations. The Repurchase Program has no expiration date. The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares, and the Repurchase Program may be suspended or terminated at any time.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended  June 30, 2024, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibits:

10.1*†	Offer Letter, dated November 27, 2023, and effective July 1, 2024 between Bel Fuse Inc. and Steve Dawson

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

*   Filed herewith.

** Submitted herewith.

†   Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEL FUSE INC.
(Registrant)

Date: July 31, 2024	By:	/s/ Daniel Bernstein
Daniel Bernstein
President and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2024	By:	/s/ Farouq Tuweiq
Farouq Tuweiq
Chief Financial Officer (Principal Financial Officer)