Form 10-Q
period 2024-09-30
BEL FUSE INC /NJ
filed 2024-10-29
CIK 729580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐	No ☒

Title of Each Class	Number of Shares of Common Stock Outstanding as of October 25, 2024
Class A Common Stock ($0.10 par value)	2,115,263
Class B Common Stock ($0.10 par value)	10,430,048

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

●

difficulties associated with integrating previously acquired companies, and any difficulties that may be experienced in integrating Enercon Technologies, Ltd. (“Enercon”) following the closing of the proposed Enercon acquisition;

●	capacity and supply constraints or difficulties, including supply chain constraints or other challenges;

●	the impact of public health crises (such as the governmental, social and economic effects of COVID or other future epidemics or pandemics);

●	difficulties associated with the availability of labor, and the risks of any labor unrest or labor shortages;

●

risks associated with our international operations, including our substantial manufacturing operations in the People’s Republic of China (the “PRC”), and following the acquisition of Enercon, risks associated with operations in Israel, which may be adversely affected by political or economic instability, major hostilities or acts of terrorism in the region;

●	risks associated with restructuring programs or other strategic initiatives, including any difficulties in implementation or realization of the expected benefits or cost savings;

●	product development, commercialization or technological difficulties;

●	the regulatory and trade environment, including the potential effects of trade restrictions that may impact Bel, its customers and/or its suppliers;

●	risks associated with fluctuations in foreign currency exchange rates and interest rates;

●	uncertainties associated with legal proceedings;

●	the market's acceptance of the Company's new products and competitive responses to those new products;

●	the impact of changes to U.S. and applicable foreign legal and regulatory requirements, including tax laws, trade and tariff policies;

●	unanticipated difficulties, delays or expenditures relating to the proposed Enercon acquisition, including, without limitation, difficulties that result in the failure to realize the expected benefits and synergies within the expected time period (if at all); disruptions of Company’s or Enercon’s current plans, operations and relationships with customers, suppliers, distributors, business partners and regulators caused by the announcement and pendency of the proposed Enercon acquisition; potential difficulties in employee retention due to the announcement and pendency of the proposed Enercon acquisition; and the possibility that the proposed Enercon acquisition does not close, including, but not limited to, failure to satisfy the closing conditions; and

●	market and economic factors impacting Enercon’s business, including trends in demand in Enercon’s aerospace and defense end markets which can be cyclical, as well as the impact of any reductions in defense spending.

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

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$134,266	$89,371
Held to maturity U.S. Treasury securities	29,541	37,548
Accounts receivable, net of credit losses of $1,164 and $1,388, respectively	75,998	84,129
Inventories	124,885	136,540
Unbilled receivables	5,312	12,793
Assets held for sale	2,061	-
Other current assets	15,586	21,097
Total current assets	387,649	381,478

Property, plant and equipment, net	36,735	36,533
Right-of-use assets	22,901	20,481
Related party note receivable	3,070	2,152
Equity method investment	10,014	10,282
Intangible assets, net	45,850	49,391
Goodwill, net	26,922	26,642
Deferred income taxes	16,612	11,553
Other assets	34,664	33,119
Total assets	$584,417	$571,631

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$37,139	$40,441
Accrued expenses	42,109	54,657
Operating lease liabilities, current	6,451	6,350
Other current liabilities	11,188	9,161
Total current liabilities	96,887	110,609

Long-term Liabilities:
Long-term debt	60,000	60,000
Operating lease liabilities, long-term	16,808	14,212
Liability for uncertain tax positions	18,225	19,823
Minimum pension obligation and unfunded pension liability	20,268	19,876
Deferred income taxes	1,320	1,456
Other long-term liabilities	3,547	5,097
Total liabilities	217,055	231,073

Commitments and contingencies (see Note 15)

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,115,263 and 2,141,589 shares outstanding at September 30, 2024 and December 31, 2023, respectively (net of 1,072,769 restricted treasury shares)	212	214
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 10,432,548 and 10,620,260 shares outstanding at September 30, 2024 and December 31, 2023, respectively (net of 3,218,307 restricted treasury shares)	1,046	1,065
Treasury stock (unrestricted, consisting of 29,649 Class A shares and 253,163 Class B shares)	(16,507)	(454)
Additional paid-in capital	47,064	44,260
Retained earnings	347,702	307,510
Accumulated other comprehensive loss	(12,155)	(12,037)
Total stockholders' equity	367,362	340,558
Total liabilities and stockholders' equity	$584,417	$571,631

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net sales	$123,638	$158,682	$384,933	$499,803
Cost of sales	78,961	103,217	238,782	335,137
Gross profit	44,677	55,465	146,151	164,666

Research and development costs	5,443	5,292	16,652	16,521
Selling, general and administrative expenses	26,700	23,717	75,785	74,149
Restructuring charges	1,087	2,091	1,790	6,306
Gain on sale of property	-	(147)	-	(3,819)
Income from operations	11,447	24,512	51,924	71,509

Gain on sale of Czech Republic business	-	(135)	-	980
Interest expense	(414)	(512)	(1,263)	(2,402)
Interest income	1,480	-	3,741	-
Other (expense) income, net	(1,325)	(96)	21	(286)
Earnings before provision for income taxes	11,188	23,769	54,423	69,801

Provision for income taxes	3,108	4,321	11,663	8,006
Net earnings available to common stockholders	$8,080	$19,448	$42,760	$61,795

Net earnings per common share:
Class A common share - basic and diluted	$0.61	$1.46	$3.23	$4.63
Class B common share - basic and diluted	$0.65	$1.54	$3.41	$4.88

Weighted-average number of shares outstanding:
Class A common share - basic and diluted	2,116	2,142	2,126	2,142
Class B common share - basic and diluted	10,434	10,636	10,512	10,636

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net earnings available to common stockholders	$8,080	$19,448	$42,760	$61,795

Other comprehensive income (loss):
Currency translation adjustment, net of taxes of $3, ($13), $29, and ($109), respectively	6,092	(2,624)	1,317	(2,857)
Unrealized (losses) gains on interest rate swap cash flow hedge, net of taxes of $0 in all periods presented	(1,531)	96	(1,482)	(9)
Unrealized holding (losses) gains on marketable securities, net of taxes of $0 in all periods presented	-	-	1	1
Change in unfunded SERP liability, net of taxes of ($4), ($4), ($13), ($12), respectively	16	14	46	41
Other comprehensive income (loss)	4,577	(2,514)	(118)	(2,824)

Comprehensive income	$12,657	$16,934	$42,642	$58,971

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except per share data)

 (unaudited)

			Accumulated
			Other	Class A		Class B			Additional
		Retained	Comprehensive	Common	Class A	Common	Class B	Treasury	Paid-In
	Total	Earnings	(Loss) Income	Stock	# of Shares	Stock	# of Shares	Stock	Capital

Balance at December 31, 2023	$340,558	$307,510	$(12,037)	$214	2,142	$1,065	10,620	$(454)	$44,260
Net earnings	15,874	15,874	-	-	-	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(129)	(129)	-	-	-	-	-	-	-
Class B Common Stock, $0.07/share	(747)	(747)	-	-	-	-	-	-	-
Issuance of restricted common stock	-	-	-	-	-	6	58	-	(6)
Forfeiture of restricted common stock	-	-	-	-	-	-	(6)	-	-
Purchases of common stock	(6,283)	-	-	(1)	(11)	(10)	(98)	(6,283)	11
Foreign currency translation adjustment, net of taxes of $26	(3,776)	-	(3,776)	-	-	-	-	-	-
Unrealized gains on interest rate swap cash flow hedge, net of taxes of $0	340	-	340	-	-	-	-	-	-
Unrealized holding gains on marketable securities, net of taxes of $0	1	-	1	-	-	-	-	-	-
Stock-based compensation expense	804	-	-	-	-	-	-	-	804
Change in unfunded SERP liability, net of taxes of ($4)	15	-	15	-	-	-	-	-	-
Balance at March 31, 2024	346,657	322,508	(15,457)	213	2,131	1,061	10,574	(6,737)	45,069

Net earnings	18,806	18,806	-	-	-	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(127)	(127)	-	-	-	-	-	-	-
Class B Common Stock, $0.07/share	(725)	(725)	-	-	-	-	-	-	-
Forfeiture of restricted common stock	1	-	-	-	-	(1)	(4)	-	2
Purchases of common stock	(7,893)	-	-	(1)	(10)	(12)	(117)	(7,892)	12
Foreign currency translation adjustment, net of taxes of $0	(999)	-	(999)	-	-	-	-	-	-
Unrealized losses on interest rate swap cash flow hedge	(291)	-	(291)	-	-	-	-	-	-
Stock-based compensation expense	971	-	-	-	-	-	-	-	971
Change in unfunded SERP liability, net of taxes of ($4)	15	-	15	-	-	-	-	-	-
Balance at June 30, 2024	356,415	340,462	(16,732)	212	2,121	1,048	10,453	(14,629)	46,054

Net earnings	8,080	8,080	-	-	-	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(125)	(125)	-	-	-	-	-	-	-
Class B Common Stock, $0.07/share	(715)	(715)	-	-	-	-	-	-	-
Purchases of common stock	(1,877)	-	-	-	(6)	(2)	(21)	(1,878)	3
Foreign currency translation adjustment, net of taxes of $3	6,092	-	6,092	-	-	-	-	-	-
Unrealized losses on interest rate swap cash flow hedge	(1,531)	-	(1,531)	-	-	-	-	-	-
Stock-based compensation expense	1,007	-	-	-	-	-	-	-	1,007
Change in unfunded SERP liability, net of taxes of ($4)	16	-	16	-	-	-	-	-	-
Balance at September 30, 2024	$367,362	$347,702	$(12,155)	$212	2,115	$1,046	10,432	$(16,507)	$47,064

			Accumulated
			Other	Class A		Class B			Additional
		Retained	Comprehensive	Common	Class A	Common	Class B	Treasury	Paid-In
	Total	Earnings	(Loss) Income	Stock	# of Shares	Stock	# of Shares	Stock	Capital

Balance at December 31, 2022	$262,346	$237,188	$(16,546)	$214	2,142	$1,067	10,643	$(349)	$40,772
Net earnings	14,572	14,572	-	-	-	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(128)	(128)	-	-	-	-	-	-	-
Class B Common Stock, $0.07/share	(747)	(747)	-	-	-	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	-	(1)	(10)	-	1
Foreign currency translation adjustment, net of taxes of $9	1,998	-	1,998	-	-	-	-	-	-
Unrealized losses on interest rate swap cash flow hedge, net of taxes of $0	(894)	-	(894)	-	-	-	-	-	-
Unrealized holding gains on marketable securities, net of taxes of $0	1	-	1	-	-	-	-	-	-
Stock-based compensation expense	902	-	-	-	-	-	-	-	902
Change in unfunded SERP liability, net of taxes of ($4)	13	-	13	-	-	-	-	-	-
Balance at March 31, 2023	278,063	250,885	(15,428)	214	2,142	1,066	10,633	(349)	41,675

Net earnings	27,775	27,775	-	-	-	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(128)	(128)	-	-	-	-	-	-	-
Class B Common Stock, $0.07/share	(742)	(742)	-	-	-	-	-	-	-
Issuance of restricted common stock	-	-	-	-	-	1	10	-	(1)
Forfeiture of restricted common stock	-	-	-	-	-	(3)	(5)	-	3
Foreign currency translation adjustment, net of taxes of ($105)	(2,231)	-	(2,231)	-	-	-	-	-	-
Unrealized gains on interest rate swap cash flow hedge	789	-	789	-	-	-	-	-	-
Stock-based compensation expense	950	-	-	-	-	-	-	-	950
Change in unfunded SERP liability, net of taxes of ($4)	14	-	14	-	-	-	-	-	-
Balance at June 30, 2023	304,490	277,790	(16,856)	214	2,142	1,064	10,638	(349)	42,627

Net earnings	19,448	19,448	-	-	-	-	-	-	-
Dividends declared:
Class A Common Stock, $0.06/share	(128)	(128)	-	-	-	-	-	-	-
Class B Common Stock, $0.07/share	(745)	(745)	-	-	-	-	-	-	-
Forfeiture of restricted common stock	-	-	-	-	-	(1)	-	-	1
Foreign currency translation adjustment, net of taxes of ($13)	(2,624)	-	(2,624)	-	-	-	-	-	-
Unrealized gains on interest rate swap cash flow hedge	96	-	96	-	-	-	-	-	-
Stock-based compensation expense	860	-	-	-	-	-	-	-	860
Change in unfunded SERP liability, net of taxes of ($4)	14	-	14	-	-	-	-	-	-
Balance at September 30, 2023	$321,411	$296,365	$(19,370)	$214	2,142	$1,063	10,638	$(349)	$43,488

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2024	2023

Cash flows from operating activities:
Net earnings	$42,760	$61,795
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,759	9,962
Stock-based compensation	2,782	2,712
Amortization of deferred financing costs	27	33
Deferred tax benefit	(5,366)	(4,894)
Net unrealized losses on foreign currency revaluation	1,275	130
Gain on sale of property	-	(3,819)
Gain on sale of Czech Republic business	-	(980)
Other, net	628	(495)
Changes in operating assets and liabilities:
Accounts receivable	8,366	11,931
Unbilled receivables	7,482	1,590
Inventories	12,266	29,313
Accounts payable	(3,302)	(18,674)
Accrued expenses	(11,849)	4,536
Accrued restructuring costs	(590)	(148)
Income taxes payable	4,809	2,008
Other operating assets/liabilities, net	(4,327)	(13,575)
Net cash provided by operating activities	65,720	81,425

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,906)	(9,659)
Purchases of held to maturity and marketable securities	(131,309)	-
Proceeds from held to maturity securities	139,316	-
Payment for equity method investment	-	(9,975)
Investment in related party notes receivable	(918)	(1,905)
Proceeds from disposal/sale of property, plant and equipment	236	5,403
Proceeds from sale of business	-	5,063
Net cash used in investing activities	(581)	(11,073)

Cash flows from financing activities:
Dividends paid to common stockholders	(2,487)	(2,490)
Deferred financing costs	(330)	-
Repayments under revolving credit line	-	(40,000)
Borrowings under revolving credit line	-	5,000
Purchases of common stock	(16,053)	-
Net cash used in financing activities	(18,870)	(37,490)

Effect of exchange rate changes on cash and cash equivalents	(1,374)	(2,903)

Net increase in cash and cash equivalents	44,895	29,959
Cash and cash equivalents - beginning of period	89,371	70,266
Cash and cash equivalents - end of period	$134,266	$100,225

Supplementary information:
Cash paid during the period for:
Income taxes, net of refunds received	$15,556	$18,148
Interest payments	$3,010	$3,738
ROU assets obtained in exchange for lease obligations	$4,711	$5,887

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheets and statements of operations, comprehensive income, stockholders’ equity and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the fiscal year ended  December 31, 2023.

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

The Company’s significant accounting policies are summarized in Note 1 to the consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There were no significant changes to these accounting policies during the nine months ended September 30, 2024, except as discussed in “Recently Adopted Accounting Standards” below and as follows:

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

The Company has held to maturity securities comprised of U.S. Treasury Bills. These investments are classified as held to maturity as the Company has the intent and ability to hold these investments until they mature. The held to maturity securities mature within the next 12 months. The table below shows the amortized costs, associated gross unrealized gains and associated fair value of the held to maturity securities at September 30, 2024:

	Amortized Cost	Gross Unrealized Gain	Fair Value
Held to maturity U.S. Treasury securities	$29,541	$705	$30,246

In determining the fair value of the Company's held to maturity U.S. Treasury securities, the Company utilized Level 1 inputs of the market price for comparable securities as of September 30, 2024.

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

This passive investment creates a strategic alliance that is focused on Electric Vehicles (“EV”) on-board power electronics, and in particular next generation fast-charging technology. With no product overlap, this relationship expands the Bel eMobility Power portfolio, further enhancing Bel's competitive position in this emerging field. Our investment in innolectric is accounted for using the equity method and we have determined that the innolectric investment is not a variable interest entity (VIE). Results from this investment have been included in Bel's Power Solutions and Protection segment and amounted to losses of $0.2 million and $0.3 million during the three and nine months ended September 30, 2024, respectively. The Company adopted a policy to record its share of innolectric's results on a one-month lag on a consistent basis to allow time for innolectric to provide its financial statements to Bel.

Related Party Transactions

From time to time, the Company provides cash loans to innolectric to fund working capital needs and further business development. During the three and nine months ended September 30, 2024, the Company provided incremental loans to innolectric in the amount of €0.2 million and €0.9 million, respectively. As of September 30, 2024 and December 31, 2023, the Company had loans outstanding to innolectric in the aggregate amount of €2.8 million (approximately $3.0 million at the September 30, 2024 exchange rate) and €2.0 million (approximately $2.1 million at the December 31, 2023 exchange rate), respectively. These loans bear interest at a rate of 5% per annum. This balance is shown as a related-party note receivable on the accompanying condensed consolidated balance sheet at September 30, 2024 and December 31, 2023.

3.	ACQUISITION AND DIVESTITURE

Agreement to Acquire Enercon

On September 18, 2024, the Company entered into a definitive Share Purchase Agreement, dated as of September 19, 2024 (the “Enercon Purchase Agreement”), with Enercon Technologies, Ltd. (“Enercon”), FF3 Holdings, L.P., for itself and as Sellers’ Representative (“FF3”), and the other seller parties signatory thereto (together with FF3, each a “Seller” and collectively, the “Sellers”). The Enercon Purchase Agreement provides for Bel’s acquisition of a majority stake in Enercon from the Sellers based on an enterprise value of $400 million. Pursuant to the terms and conditions of the Enercon Purchase Agreement, Bel will acquire an 80% stake upfront for $320 million in cash at the closing (subject to customary adjustments), plus up to $10 million of potential earnout payments for the 2025-2026 period, with the intent to purchase the remaining 20% by early 2027 based on a put-call mechanism to be set forth in shareholders’ agreement to be entered into at closing and subject to the terms and pricing prescribed thereby, which include future EBITDA performance. Enercon is a leading supplier of highly customized power conversion and networking solutions to aerospace and defense markets globally, providing robust and reliable solutions across air, land and sea applications. This acquisition will allow Bel to extend its product portfolio supporting the aerospace and defense markets to include power solutions, with clear potential cross selling opportunities in the future. Enercon is based in Netanya, Israel with additional facilities in New Hampshire, U.S. and Haryana, India. The transaction is expected to close in the fourth quarter of 2024 subject to satisfaction of customary closing conditions. The Company anticipates funding the acquisition of the 80% stake in Enercon through approximately $80 million of cash on hand and $240 million of incremental borrowings under its credit facility (see Note 11, "Debt"). The preceding discussion of the proposed Enercon acquisition contains Forward-Looking Statements. See "Cautionary Notice Regarding Forward-Looking Information."

Divestiture of Czech Republic Subsidiary

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

The following table provides information about disaggregated revenue by geographic region and sales channel, and includes a reconciliation of the disaggregated revenue to our reportable segments:

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
	Power Solutions and Protection	Connectivity Solutions	Magnetic Solutions	Consolidated	Power Solutions and Protection	Connectivity Solutions	Magnetic Solutions	Consolidated

By Geographic Region:
North America	$30,806	$42,414	$7,335	$80,555	$109,552	$131,678	$20,808	$262,038
Europe	13,172	11,422	1,315	25,909	44,115	32,100	3,649	79,864
Asia	4,702	1,879	10,593	17,174	13,811	4,044	25,176	43,031
	$48,680	$55,715	$19,243	$123,638	$167,478	$167,822	$49,633	$384,933

By Sales Channel:
Direct to customer	$32,960	$34,085	$13,398	$80,443	$109,357	$104,583	$34,977	$248,917
Through distribution	15,720	21,630	5,845	43,195	58,121	63,239	14,656	136,016
	$48,680	$55,715	$19,243	$123,638	$167,478	$167,822	$49,633	$384,933

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	Power Solutions and Protection	Connectivity Solutions	Magnetic Solutions	Consolidated	Power Solutions and Protection	Connectivity Solutions	Magnetic Solutions	Consolidated

By Geographic Region:
North America	$55,262	$42,841	$12,980	$111,083	$182,183	$130,086	$34,680	$346,949
Europe	13,759	7,500	1,545	22,804	43,266	25,462	6,976	75,704
Asia	5,841	1,430	17,524	24,795	19,685	4,462	53,003	77,150
	$74,862	$51,771	$32,049	$158,682	$245,134	$160,010	$94,659	$499,803

By Sales Channel:
Direct to customer	$52,507	$31,369	$25,021	$108,897	$174,143	$101,063	$70,700	$345,906
Through distribution	22,355	20,402	7,028	49,785	70,991	58,947	23,959	153,897
	$74,862	$51,771	$32,049	$158,682	$245,134	$160,010	$94,659	$499,803

The balances of the Company’s contract assets and contract liabilities at  September 30, 2024 and December 31, 2023 are as follows:

	September 30,	December 31,
	2024	2023

Contract assets - current (unbilled receivables)	$5,312	$12,793
Contract liabilities - current (deferred revenue)	$2,579	$3,046

The change in balance of our unbilled receivables from December 31, 2023 to September 30, 2024 primarily relates to a timing difference between the Company’s performance (i.e. when our product is shipped to a customer-controlled hub) and the point at which the Company can invoice the customer per the terms of the customer contract (i.e. when the customer pulls our product from the customer-controlled hub). Our deferred revenue balances at  December 31, 2023 and  September 30, 2024 primarily relates to customer prepayments on invoices, which will be recorded as revenue in the period in which the related finished goods are shipped to the customer.

Transaction Price Allocated to Future Obligations

The aggregate amount of transaction price allocated to remaining performance obligations that have not been fully satisfied as of  September 30, 2024 related to contracts that exceed one year in duration amounted to $16.6 million, with expected contract expiration dates that range largely from 2025 – 2027. It is expected that $3.8 million of this aggregate amount will be recognized in 2025, $8.1 million will be recognized in 2026, $0.7 million will be recognized in 2027 and the remainder will be recognized in years beyond 2027. The majority of the Company's orders received (but not yet shipped) at  September 30, 2024 is related to contracts that have an original expected duration of one year or less, for which the Company is electing to utilize the practical expedient available within the guidance, and are excluded from the transaction price related to these future obligations. The Company will generally satisfy the remaining performance obligations as we transfer control of the products ordered to our customers.

5.	EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted net earnings per common share under the two-class method for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Numerator:
Net earnings	$8,080	$19,448	$42,760	$61,795
Less dividends declared:
Class A	125	128	381	385
Class B	715	745	2,190	2,235
Undistributed earnings	$7,240	$18,575	$40,189	$59,175

Undistributed earnings allocation:
Class A undistributed earnings	$1,172	$2,989	$6,491	$9,522
Class B undistributed earnings	6,068	15,586	33,698	49,653
Total undistributed earnings	$7,240	$18,575	$40,189	$59,175

Net earnings allocation:
Class A net earnings	$1,297	$3,117	$6,872	$9,907
Class B net earnings	6,783	16,331	35,888	51,888
Net earnings	$8,080	$19,448	$42,760	$61,795

Denominator:
Weighted-average shares outstanding:
Class A	2,116	2,142	2,126	2,142
Class B	10,434	10,636	10,512	10,636

Net earnings per share:
Class A	$0.61	$1.46	$3.23	$4.63
Class B	$0.65	$1.54	$3.41	$4.88

6.	FAIR VALUE MEASUREMENTS

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

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3 – Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

	September 30, 2024
	Carrying value	Fair value	Cash and cash equivalents	Other Current Assets
Cash	$74,555	$74,555	$74,555	$-
Level 1:
Money market funds	58,208	58,208	58,208	-
Money market funds (Rabbi Trust)	685	685	-	685
Subtotal	58,893	58,893	58,208	685
Level 2:
Certificates of deposit and time deposits	3,329	3,708	1,503	1,827
Subtotal	3,329	3,708	1,503	1,827
Total	$136,777	$137,156	$134,266	$2,512

	December 31, 2023
	Carrying value	Fair value	Cash and cash equivalents	Other Current Assets
Cash	$57,544	$57,544	$57,544	$-
Level 1:
Money market funds	31,188	31,188	31,188	-
Money market funds (Rabbi Trust)	303	303	-	303
Subtotal	31,491	31,491	31,188	303
Level 2:
Certificates of deposit and time deposits	3,629	3,926	639	2,990
Subtotal	3,629	3,926	639	2,990
Total	$92,664	$92,961	$89,371	$3,293

As of September 30, 2024 and December 31, 2023, our available-for-sale securities primarily consisted of investments held in a rabbi trust which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations. These securities are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs and amounted to $0.7 million at  September 30, 2024 and $0.3 million at December 31, 2023.

Throughout 2024 and 2023, the Company entered into a series of foreign currency forward contracts, the fair values of which were ($0.6) million at  September 30, 2024 and $0.5 million at  December 31, 2023. The estimated fair value of foreign currency forward contracts is based on quotes received from the applicable counterparty, and represents the estimated amount we would receive or pay to settle the contracts, taking into consideration current exchange rates which can be validated through readily observable data from external sources (Level 2).

The Company is a party to two interest rate swap agreements as further described in Note 10, "Derivative Instruments and Hedging Activities". The fair value of the interest rate swap agreements was $2.5 million at September 30, 2024 and $4.0 million at  December 31, 2023, which was based on market data, and represents the estimated amount we would receive or pay to settle the agreements, taking into consideration current and projected future interest rates as well as the creditworthiness of the parties, all of which can be validated through readily observable data from external sources (Level 2).

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 were as follows:

	Balance Sheet Classification	September 30, 2024	December 31, 2023
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Other current assets	$93	$-
Non designated as hedging instruments	Other current assets	-	486
Interest rate swap agreements:
Designated as a cash flow hedge	Other assets	2,478	3,960
Total derivative assets		$2,571	$4,446

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Other current liabilities	$-	$5
Not designated as hedging instruments	Other current liabilities	728	-
Total derivative liabilities		$728	$5

The Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2024 or  September 30, 2023. There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the nine months ended September 30, 2024 or  September 30, 2023.

There were no financial assets accounted for at fair value on a nonrecurring basis as of  September 30, 2024 or December 31, 2023.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature. The fair value of the Company’s long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities. At  September 30, 2024 and December 31, 2023, the estimated fair value of total debt was $59.9 million at each date, compared to a carrying amount of $60.0 million at each date. The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of September 30, 2024.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets, long-lived assets and the net liability related to the put/call options pursuant to the innolectric investment agreement, are accounted for at fair value on a nonrecurring basis. These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis. Based on the Company's assessment, it was concluded that no triggering events occurred during the nine months ended September 30, 2024 or September 30, 2023.

7.	INVENTORIES

The components of inventories are as follows:

	September 30,	December 31,
	2024	2023
Raw materials	$52,183	$63,647
Work in progress	43,986	42,038
Finished goods	28,716	30,855
Inventories	$124,885	$136,540

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2024	2023
Land	$122	$348
Buildings and improvements	13,656	15,286
Machinery and equipment	100,933	98,527
Construction in progress	3,003	1,567
	117,714	115,728
Accumulated depreciation	(80,979)	(79,195)
Property, plant and equipment, net	$36,735	$36,533

Depreciation expense was $2.5 million and $2.2 million, respectively, for the three months ended  September 30, 2024 and 2023 and $7.1 million and $6.5 million, respectively, for the nine months ended  September 30, 2024 and 2023. Depreciation expense related to our manufacturing facilities and equipment is included in cost of sales and depreciation expense associated with administrative facilities and office equipment is included in selling, general and administrative expense within the accompanying condensed consolidated statements of operations.

At September 30, 2024, a total of $2.1 million of property was classified as assets held for sale within other current assets on the accompanying condensed consolidated balance sheets related to property in Glen Rock, Pennsylvania and several buildings in Zhongshan, PRC. At  December 31, 2023, a total of $1.3 million of property was classified as assets held for sale within other current assets on the accompanying condensed consolidated balance sheets related solely to the buildings in Zhongshan, PRC.

9.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2024	2023
Salaries, bonuses and related benefits	$25,238	$33,566
Deferred revenue	2,579	3,046
Accrued restructuring costs	4,950	5,498
Sales commissions	2,166	2,347
Warranty accrual	1,424	1,542
Other	5,752	8,658
	$42,109	$54,657

The change in warranty accrual during the nine months ended September 30, 2024 primarily related to repair costs incurred and adjustments to pre-existing warranties. There were no new material warranty charges incurred during the nine months ended September 30, 2024.

Restructuring Activities:

Activity and liability balances related to restructuring costs for the nine months ended September 30, 2024 are as follows:

		Nine Months Ended
		September 30, 2024
	Liability at		Cash Payments	Liability at
	December 31,	New	and Other	September 30,
	2023	Charges	Settlements	2024
Severance costs	$1,551	$1,219	$(2,367)	$403
Other restructuring costs	3,947	571	29	4,547
Total	$5,498	$1,790	$(2,338)	$4,950

The new charges and ending liability balance noted above for severance costs largely relate to an initiative within our Power segment related to the transition of our fuse operations to other existing sites and also within our Connectivity segment related to the transition of certain manufacturing from our Glen Rock, Pennsylvania facility to other existing Bel sites. The new charges noted above for other restructuring costs relate to housing and social insurance costs associated with our fuse restructuring initiative within our Power segment. The balances in other restructuring costs in the table above as of December 31, 2023 and September 30, 2024 largely related to remaining liabilities associated with the Company's facility consolidation project in the PRC whereby two of our Magnetic Solutions manufacturing sites were consolidated into a single new site.

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

We held outstanding foreign currency forward contracts with notional amounts of $14.9 million and $25.8 million as of September 30, 2024 and December 31, 2023, respectively. The Company's foreign currency forward contracts related to the Chinese renminbi are designated as cash flow hedges for accounting purposes and as such, changes in their fair value are recognized in accumulated other comprehensive loss in the consolidated balance sheet and are reclassified into the statement of operations within cost of goods sold in the period in which the hedged transaction affects earnings.

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

Fair Values of Derivative Financial Instruments

See Note 6, "Fair Value Measurements" for the gross fair values of the Company's derivative assets and liabilities as of September 30, 2024 and December 31, 2023.

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net (losses) gains recognized in AOCL:
Foreign currency forward contracts	$223	$(385)	$35	$(1,837)
Interest rate swap agreements	(892)	698	394	1,641
	$(669)	$313	$429	$(196)

Net gains (losses) reclassified from AOCL to the consolidated statement of operations:
Foreign currency forward contracts	$(50)	$(311)	$(401)	$(197)
Interest rate swap agreements	638	602	1,875	1,650
	$588	$291	$1,474	$1,453

The gains and losses related to the foreign currency forward contracts are included as a component of currency translation adjustment on the accompanying condensed consolidated statements of comprehensive income for the three and nine months ended  September 30, 2024 and 2023.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 were as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Classification in Consolidated Statements of Operations	2024	2023	2024	2023
Foreign currency forward contracts	Other (expense) income, net	$(13)	$54	$249	$88
		$(13)	$54	$249	$88

11.	DEBT

The Company has a Credit and Security Agreement with KeyBank National Association (as amended, the "Existing Credit Agreement"). The Existing Credit Agreement provides a $175 million 5-year senior secured revolving credit facility ("Revolver"), with a sublimit of up to $10 million available for letters of credit and a sublimit of up to $5 million available for swing line loans. Revolving loans borrowed under the CSA mature on September 1, 2026.

At  September 30, 2024 and  December 31, 2023, outstanding borrowings under the revolver amounted to $60 million at each date. The unused credit available under the credit facility was $115 million at each of September 30, 2024 and December 31, 2023. The Company incurred $0.4 million and $0.5 million of interest expense during the three months ended September 30, 2024 and 2023, respectively, and $1.3 million and $2.4 million during the nine months ended September 30, 2024 and September 30, 2023, respectively, in connection with interest due on its outstanding borrowings under the Existing Credit Agreement during each period, including the effects of the 2021 Swaps and amortization of deferred financing costs. During  January 2023, the Company amended its Existing Credit Agreement and related 2021 Swaps to transition the reference rate from LIBOR to SOFR effective  January 31, 2023.

The interest rate in effect at  September 30, 2024 and December 31, 2023 was 2.47% at each date. Our full debt balance at each of  September 30, 2024 and December 31, 2023 was covered by the 2021 Swaps, as further described in Note 10, "Derivative Instruments and Hedging Activities". No outstanding borrowings were subject to a variable interest rate at September 30, 2024 or December 31, 2023.

The Existing Credit Agreement contains customary representations and warranties, covenants and events of default. In addition, the Existing Credit Agreement contains financial covenants that measure (i) the ratio of the Company’s total funded indebtedness, on a consolidated basis, less the aggregate amount of all unencumbered cash and cash equivalents, to the amount of the Company’s consolidated EBITDA (“Leverage Ratio”) and (ii) the ratio of the amount of the Company’s consolidated EBITDA to the Company’s consolidated fixed charges (“Fixed Charge Coverage Ratio”). If an event of default occurs, the lenders under the Existing Credit Agreement would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.

Concurrently with the entry into the Enercon Purchase Agreement, Bel entered into a Commitment Letter, dated September 18, 2024 (the “Commitment Letter”), with KeyBank, Bank of America, N.A. (“BofA”), BMO Bank, N.A. (“BMO”), PNC Bank, National Association (“PNC”) (each of BofA, BMO, and PNC, together with KeyBank, the “Incremental Lenders”), KeyBanc Capital Markets Inc. (“KBCM”), PNC Capital Markets LLC (“PNC Capital”), and BofA Securities, Inc. (“BofA Securities”; together with KBCM, PNC Capital and the Incremental Lenders, the “Commitment Parties”), that provides a commitment, subject to satisfaction of certain conditions and the terms as agreed between the Company and the Commitment Parties, to increase the Maximum Revolving Amount available under the Existing Credit Agreement’s revolving credit facility by an aggregate of $150 million (the “Revolving Facility Increase”) to an aggregate amount of $325 million.

Among the satisfaction of other conditions and deliverables, the completion of the Revolving Facility Increase will be subject to the execution and delivery of an amendment to, or an amendment and restatement of, the Existing Credit Agreement.

In connection with Bel’s entry into the Commitment Letter, Bel entered into a Second Amendment Agreement dated September 18, 2024 (the “Second Amendment”) to the Existing Credit Agreement (as amended by the Second Amendment, the “Credit Agreement”). The Second Amendment makes certain amendments to the Existing Credit Agreement, including (i) increasing the cap set forth in Section 2.10(b) (governing “Increase in Commitment”) of the Existing Credit Agreement by $50 million to $150 million, (ii) adding certain customary provisions permitting the use of revolving loans on a limited conditions basis to finance the Enercon acquisition, and (iii) permitting the Enercon acquisition under the Credit Agreement. Except as otherwise specifically provided in the Second Amendment (including with respect to certain amendments which are effective upon and subject to the closing of the Enercon acquisition), the provisions of the Existing Credit Agreement revised by the Second Amendment were amended effective as of the date of the Second Amendment.

At September 30, 2024, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Fixed Charge Coverage Ratio.

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

As a result of the expiration of the statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s condensed consolidated financial statements at September 30, 2024. The Company’s liabilities for uncertain tax positions totaled $18.2 million at September 30, 2024 and $19.8 million at  December 31, 2023, of which $2.7 million was resolved during the nine months ended September 30, 2024 by way of expiration of the related statute of limitations. These remaining amounts, if recognized, would reduce the Company’s effective tax rate.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes. During the nine months ended September 30, 2024 and 2023, the Company recognized $0.2 million and $0.3 million, respectively, of interest and penalties in the condensed consolidated statements of operations. The Company has approximately $1.2 million and $2.0 million accrued for the payment of interest and penalties at  September 30, 2024 and  December 31, 2023, respectively, which is included in liability for uncertain tax positions in the condensed consolidated balance sheets.

13.	RETIREMENT, SAVINGS AND DEFERRED COMPENSATION PLANS

The Company maintains the Bel Fuse Inc. Employees’ Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended. The expense for the three months ended September 30, 2024 and 2023 amounted to $0.3 million in each period. The expense for the nine months ended September 30, 2024 and 2023 amounted to $1.2 million in each period. The Company’s matching contribution is made in the form of Bel Fuse Inc. Class A common stock. As of September 30, 2024, the plan owned 263,234and 54,592 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company also maintains a Nonqualified Deferred Compensation Plan (the "DCP"). With certain exceptions, the Company's contributions to the DCP are discretionary and become fully vested by the participants upon reaching age 65. The expense for the three months ended September 30, 2024 and 2023 amounted to less than $0.1 million during each period. The expense for the nine months ended  September 30, 2024 and 2023 amounted to $0.1 million during each period. As the plan is fully funded, the assets and liabilities related to the DCP were in equal amounts of $1.3 million at  September 30, 2024 and $1.0 million at  December 31, 2023. These amounts are included in other assets and other liabilities, respectively, on the accompanying condensed consolidated balance sheets as of each date.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees. The expense for the three months ended September 30, 2024 and 2023 amounted to less than $0.1 million and $0.3 million, respectively. The expense for the nine months ended September 30, 2024 and 2023 amounted to $0.2 million and $1.2 million, respectively.

The Company maintains a SERP, which is designed to provide a limited group of key management and other key employees of the Company with supplemental retirement and death benefits.  As discussed in Note 6 above, the Company has investments in a rabbi trust which are intended to fund the obligations of the SERP.

The components of SERP expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Service cost	$98	$92	$296	$277
Interest cost	225	221	677	664
Net amortization	19	18	59	53
Net periodic benefit cost	$342	$331	$1,032	$994

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

The following amounts are recognized net of tax in accumulated other comprehensive loss:

	September 30,	December 31,
	2024	2023
Prior service cost	$153	$212
Net loss	(1,336)	(1,336)
	$(1,183)	$(1,124)

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at  September 30, 2024 and December 31, 2023 are summarized below:

	September 30,	December 31,
	2024	2023

Foreign currency translation adjustment, net of taxes of ($305) at September 30, 2024 and ($276) at December 31, 2023	$(15,106)	$(16,423)
Unrealized gains on interest rate swap cash flow hedge, net of taxes of $0 at September 30, 2024 and $0 at December 31, 2023	2,478	3,960
Unrealized holding gains on marketable securities, net of taxes of ($7) at September 30, 2024 and ($7) at December 31, 2023	20	19
Unfunded SERP liability, net of taxes of $732 at September 30, 2024 and $718 at December 31, 2023	453	407

Accumulated other comprehensive loss	$(12,155)	$(12,037)

Changes in accumulated other comprehensive loss by component during the nine months ended September 30, 2024 are as set forth below. All amounts are net of tax:

	Foreign Currency	Unrealized Gains on	Unrealized Holding
	Translation	Interest Rate Swap	Gains on	Unfunded
	Adjustment	Cash Flow Hedge	Marketable Securities	SERP Liability		Total

Balance at December 31, 2023	$(16,423)	$3,960	$19	$407		$(12,037)
Other comprehensive (loss) income before reclassifications	916	393	1	92		1,402
Amount reclassified from accumulated other comprehensive loss	401	(1,875)	-	(46)	(a)	(1,520)
Net current period other comprehensive (loss) income	1,317	(1,482)	1	46		(118)

Balance at September 30, 2024	$(15,106)	$2,478	$20	$453		$(12,155)

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

In connection with the Company's 2014 acquisition of the Power-One Power Solutions business ("Power Solutions") of ABB Ltd., there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or “BPS China”) for the years 2004 to 2006. In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim. In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court’s ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China. An appeal was filed on July 18, 2015 before the Regional Tax Commission of Florence and rejected. On December 5, 2016, the Arezzo Revenue Agency filed an appeal with the Supreme Court and BPS China filed a counter-appeal on January 4, 2017. The Supreme Court rendered a judgment against BPS China in March 2024. BPS China filed an appeal in July 2024. The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying condensed consolidated balance sheets at  September 30, 2024 and  December 31, 2023. As Bel is entitled to be fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying condensed consolidated balance sheets at September 30, 2024 and December 31, 2023.

In connection with the Company's 2021 acquisition of EOS Power ("EOS"), there is an ongoing claim asserted with respect to EOS by the Principal Commissioner of Customs (Preventive), Mumbai related to customs duties and imposed fines and penalties dating back to 1994. The original demand was in the amount of approximately$1.4 million, of which EOS has paid $0.5 million. EOS filed an Appeal in 2016 which is pending with the Customs, Excise and Service Tax Appellate Tribunal in Mumbai related to the $0.9 million balance of the original demand net of EOS' payment. As part of the EOS acquisition agreement entered into in March 2021, the Company is entitled to be indemnified for this matter for a period of 7 years from the acquisition date. The Company is unable to determine at this time what amount, if any, may ultimately be due in connection with this claim. As such, no estimate was accrued as of  September 30, 2024.

The Company is not a party to any other legal proceeding, the adverse outcome of which is likely to have a material adverse effect on the Company's consolidated financial condition or consolidated results of operations.

Agreement to Acquire Enercon

On September 18, 2024, the Company entered into a definitive Share Purchase Agreement, dated as of September 19, 2024 (the “Enercon Purchase Agreement”), with Enercon Technologies, Ltd. (“Enercon”), FF3 Holdings, L.P., for itself and as Sellers’ Representative, and the other seller parties signatory thereto. See Note 3, “Acquisition and Divestiture”.

16.	SEGMENTS

The Company operates in one industry with three reportable operating segments, which represent the Company's three product groups, consisting of Power Solutions and Protection, Connectivity Solutions and Magnetic Solutions. The primary criteria by which financial performance is evaluated and resources are allocated are revenue and gross profit. The following is a summary of key financial data:

	Three Months Ended September 30, 2024
	Power Solutions	Connectivity	Magnetic
	and Protection	Solutions	Solutions	Corporate	Total
Revenue	$48,680	$55,715	$19,243	$-	$123,638
Gross Profit	19,167	20,405	5,245	(140)	44,677
Gross Profit %	39.4%	36.6%	27.3%	nm	36.1%

	Three Months Ended September 30, 2023
	Power Solutions	Connectivity	Magnetic
	and Protection	Solutions	Solutions	Corporate	Total
Revenue	$74,862	$51,771	$32,049	$-	$158,682
Gross Profit	31,206	18,510	7,051	(1,302)	55,465
Gross Profit %	41.7%	35.8%	22.0%	nm	35.0%

	Nine Months Ended September 30, 2024
	Power Solutions	Connectivity	Magnetic
	and Protection	Solutions	Solutions	Corporate	Total
Revenue	$ 167,478	$ 167,822	$ 49,633	$ -	$ 384,933
Gross Profit	72,419	62,535	11,861	(664)	146,151
Gross Profit %	43.2%	37.3%	23.9%	nm	38.0%

	Nine Months Ended September 30, 2023
	Power Solutions	Connectivity	Magnetic
	and Protection	Solutions	Solutions	Corporate	Total
Revenue	$245,134	$160,010	$94,659	$-	$499,803
Gross Profit	92,010	57,218	21,814	(6,376)	164,666
Gross Profit %	37.5%	35.8%	23.0%	nm	32.9%

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

We operate through three product group segments. In the nine months ended September 30, 2024, 43% of our revenues were derived from Power Solutions and Protection, 44% from our Connectivity Solutions and 13% from our Magnetic Solutions operating segment.

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

Recent Developments – Agreement to Acquire Enercon

On September 18, 2024, we entered into a definitive Share Purchase Agreement, dated as of September 19, 2024 (the “Enercon Purchase Agreement”), with Enercon Technologies, Ltd. (“Enercon”), FF3 Holdings, L.P., for itself and as Sellers’ Representative (“FF3”), and the other seller parties signatory thereto (together with FF3, each a “Seller” and collectively, the “Sellers”). The Enercon Purchase Agreement provides for our acquisition of a majority stake in Enercon from the Sellers based on an enterprise value of $400 million. Pursuant to the terms and conditions of the Enercon Purchase Agreement, we will acquire an 80% stake upfront for $320 million in cash at the closing (subject to customary adjustments), plus up to $10 million of potential earnout payments for the 2025-2026 period, with the intent to purchase the remaining 20% by early 2027 based on a put-call mechanism to be set forth in shareholders’ agreement to be entered into at closing and subject to the terms and pricing prescribed thereby, which include future EBITDA performance. Enercon is a leading supplier of highly customized power conversion and networking solutions to aerospace and defense markets globally, providing robust and reliable solutions across air, land and sea applications. This acquisition will allow us to extend our product portfolio supporting the aerospace and defense markets to include power solutions, with clear potential cross selling opportunities in the future. Enercon is based in Netanya, Israel with additional facilities in New Hampshire, U.S. and Haryana, India. The transaction is expected to close in the fourth quarter of 2024 subject to satisfaction of customary closing conditions. The preceding discussion of the proposed Enercon acquisition contains Forward-Looking Statements. See "Cautionary Notice Regarding Forward-Looking Information."

Key Factors Affecting our Business

We believe that in addition to recent global inflationary pressures on the costs of goods and services in general, and ongoing conflicts/political unrest including in or near the countries in which Bel operates, the key factors affecting and/or potentially affecting our results for the nine months ended September 30, 2024 and/or future results include the following:

•

Revenues – Our revenues in the first nine months of 2024 were down $114.9 million, or 23.0% as compared to the same period of 2023. The decrease was driven by our Power Solutions and Protection and Magnetics Solutions segments and largely related to lower demand from our networking customers and distribution partners as we believe they continue to work through inventory on hand. These decreases were offset in part by a modest increase in sales at our Connectivity Solutions group, driven by increased sales through our distribution channels and aerospace and defense end markets.

•

Backlog – Our backlog of orders amounted to $287.4 million at September 30, 2024, a decrease of $85.7 million, or 23%, from December 31, 2023. From year-end 2023 to September 30, 2024, we saw a 33% decrease in the backlog for our Power Solutions and Protection business, a decline in backlog of 17% in our Magnetic Solutions business and a 5% decrease in backlog level at our Connectivity Solutions business. While order volumes in general have been lower in recent quarters, we saw the highest booking level in the third quarter of 2024 since the third quarter of 2023.

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

•

Pricing and Availability of Materials – There has been some stabilization of raw materials pricing since late 2023; however overall our cost of materials remains elevated. Supply constraints have eased related to components that constitute raw materials in our manufacturing processes, particularly with capacitors, resistors and copper. Lead times are still above normal though suppliers are now meeting the agreed delivery deadlines with more regularity. In addition, COVID remains a potential supply continuity risk due to the unknown nature of future outbreaks including potential further variants. Additionally, our access to parts or materials, and our ability to contract with suppliers utilized previously, may be limited or prohibited from time to time by trade restrictions or other legal or regulatory enactments. We anticipate continued downward pressure on our Power sales given trade restrictions on one of our former suppliers previously utilized for this segment, which had historically supported approximately $3 to $4 million per quarter of our sales into the consumer end market. We are currently evaluating alternative manufacturing options for the components previously supplied by this manufacturer. To the extent our suppliers in the PRC are negatively impacted by new or amended regulations, any such negative implications could adversely impact our supply chain, including in the form of increased costs, disruptions, shortages or unavailability of product or component parts, and/or other deleterious consequences, which could materially adversely affect our business and operating results. The preceding discussion of "Pricing and Availability of Materials" contains Forward-Looking Statements. See "Cautionary Notice Regarding Forward-Looking Information."

•

Labor Costs – Labor costs represented 7.8% of revenue during the first nine months of 2024 as compared to 6.5% of revenue during the same period of 2023. The period-over-period increase in labor costs as a percentage of sales for the first nine months of 2024 was largely impacted by the retention of a certain level of direct labor associates within our Magnetic Solutions business to accommodate the anticipated rebound within this segment. In addition, effective January 1, 2024, the statutory minimum wage rate in Mexico was increased by 20%, impacting labor costs at our Reynosa and Cananea, Mexico factories. We estimate the additional cost associated with this increase will be approximately $1.4 million annually. Also effective January 1, 2024, minimum wage increases which went into effect at our factory in Slovakia are expected to result in approximately $0.3 million of higher labor costs at that facility in 2024 as compared to 2023. This and any future increases in minimum wage rates will have an unfavorable impact on Bel's profit margins. The preceding five sentences represent Forward-Looking Statements. See "Cautionary Notice Regarding Forward-Looking Information."

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

•

Restructuring – In late 2023, we initiated a restructuring initiative within our Connectivity segment related to the transition of certain manufacturing from our Glen Rock, Pennsylvania facility to other existing Bel sites (the “Glen Rock initiative”). During the third quarter of 2024, we initiated a restructuring initiative within our Power segment related to the transition of our fuse manufacturing to other existing sites (the "Fuse initiative"). In addition to the Fuse initiative and the Glen Rock initiative, the Company also implemented headcount reductions within our Magnetics segment in response to the lower sales volume in recent quarters within that segment. In connection with these initiatives, the Company incurred $1.1 million and $1.8 million during the three and nine months ended September 30, 2024, respectively, which primarily consisted of severance costs. The Glen Rock initiative is expected to be complete by the end of 2024 at a total cost to implement of $0.6 million (almost all of which was incurred during the nine months ended September 30, 2024). Annual cost savings related to the Glen Rock initiative are estimated at $2.5 million (of this initial annualized amount, $1.5 million is expected to be realized throughout 2024, with the incremental $1.0 million to be realized in 2025). The Fuse initiative is expected to be complete by the end of the first quarter of 2025 at a total cost to implement of $4.2 million (of which $0.2 million was incurred in the third quarter of 2024, $2.1 million is expected to be incurred in the fourth quarter of 2024, with the balance to be incurred in early 2025). Annual cost savings related to the Fuse initiative are estimated at $1.5 million and are expected to be realized beginning in the second quarter of 2025. The Company will continue to review its operations to optimize the business, which may result in restructuring costs being recognized in future periods. The preceding statements about restructuring initiatives, including our projections and estimates, represent Forward-Looking Statements. See "Cautionary Notice Regarding Forward-Looking Information."

•

Impact of Foreign Currency – As further described below, during the nine months ended September 30, 2024, labor and overhead costs were $0.7 million lower than the corresponding 2023 period primarily due to a favorable foreign exchange environment involving the Chinese Renminbi, as compared to the prior year period. We realized foreign exchange transactional loss of $1.3 million during the nine months ended September 30, 2024, due to the fluctuation of the spot rates of certain currencies in effect when translating our balance sheet accounts at September 30, 2024 versus those in effect at December 31, 2023. Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars. Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results and the revaluation of certain intercompany as well as third-party transactions to and from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact to our consolidated statements of operations and cash flows. We were favorably impacted by transactional foreign exchange gains in the first nine months of 2024 due to the depreciation of the Chinese Renminbi against the U.S. dollar, as compared to exchange rates in effect during 2023. We have significant manufacturing operations located in in the PRC where labor and overhead costs are paid in local currency. As a result, the U.S. Dollar equivalent costs of these operations were approximately $0.7 million lower in the PRC, in the nine months ended September 30, 2024 as compared to the comparable period in 2023. We monitor changes in foreign currencies and have historically implemented foreign currency forward contracts, and may continue to implement pricing actions to help mitigate the impact that changes in foreign currencies may have on our consolidated operating results. The preceding sentence represents a Forward-Looking Statement. See "Cautionary Notice Regarding Forward-Looking Information."

•

Effective Tax Rate – Our effective tax rate will fluctuate based on the geographic regions in which our pretax profits are earned. Of the geographic regions in which we operate, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of our three geographical regions. See Note 12, “Income Taxes”.

Results of Operations - Summary by Operating Segment

Revenue and Gross Margin

Our revenue and gross margin by operating segment for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	Revenue		Gross Margin		Revenue		Gross Margin
	2024	2023	2024	2023	2024	2023	2024	2023
Power solutions and protection	$48,680	$74,862	39.4%	41.7%	$167,478	$245,134	43.2%	37.5%
Connectivity solutions	55,715	51,771	36.6%	35.8%	167,822	160,010	37.3%	35.8%
Magnetic solutions	19,243	32,049	27.3%	22.0%	49,633	94,659	23.9%	23.0%
	$123,638	$158,682	36.1%	35.0%	$384,933	$499,803	38.0%	32.9%

Power Solutions and Protection:

Sales of our Power Solutions and Protection products were lower by $26.2 million (35.0%) and $77.7 million (31.7%) during the three and nine months ended September 30, 2024, respectively, as compared to the same periods of 2023. The decrease resulted primarily from a decline in sales of our power products into networking applications of $15.9 million (52.0%) during the third quarter of 2024 and $49.1 million (49.1%) during the nine months ended September 30, 2024 as compared to the same periods of 2023. Sales of our CUI products were down by $6.1 million (50.5%) and $17.2 million (41.7%) during the three and nine months ended September 30, 2024, respectively, as compared to the same periods of 2023. Sales of products into the eMobility end market decreased by $3.3 million and $9.0 million, and our circuit protection products declined by $0.2 million and $2.3 million during the third quarter and nine months ended September 30, 2024, respectively, compared to the corresponding periods of 2023. These areas of decline were partially offset by a $2.6 million and $9.1 million increase in sales of our rail products during the third quarter and nine months ended September 30, 2024, respectively, compared to the same periods of 2023.

Our gross margin for the Power segment declined in the third quarter of 2024 compared to the same period of 2023 due to lower sales and an unfavorable shift in product mix. This decline was result of lower sales volume, partially offset with the favorable exchange rates with the Chinese Renminbi versus the U.S. dollar.

Connectivity Solutions:

Sales of our Connectivity Solutions products increased by $3.9 million (7.6%) and $7.8 million (4.9%) during the three and nine months ended September 30, 2024, respectively, as compared to the same period of 2023. This increase was primarily due to increased volume of Connectivity Solutions products sold through our distribution channels, providing incremental growth of $1.2 million (6.1%) during the third quarter and $4.3 million (7.3%) during the nine-month period ended September 30, 2024, as compared to the same periods of 2023. Sales of Connectivity products into the military end market grew $0.5 million (1.5%) during the nine months ended September 30, 2024, as compared to the same period of 2023. Gross margins for the 2024 periods presented above were favorably impacted by pricing actions on certain contract renewals and operational efficiencies from the facility consolidations completed in 2023, partially offset by higher wage rates in Mexico and an unfavorable fluctuation in exchange rates between the U.S. dollar and Mexican peso in the 2024 periods as compared to the 2023 periods presented.

Magnetic Solutions:

Sales of our Magnetic Solutions products declined by $12.8 million (40.0%) and $45.0 million (47.6%) during the three and nine months ended September 30, 2024, respectively, as compared to the same periods of 2023. Reduced demand for our Magnetic Solutions products from our networking customers and through our distribution channels has been the primary driver of the lower demand as we believe by these customers continue to work through inventory on hand. The lower sales volume, partially offset by favorable exchange rates with the Chinese Renminbi versus the U.S. dollar, were the primary drivers of gross margin reduction for this product group during the first nine months of 2024 as compared to the same period of 2023.

Cost of Sales

Cost of sales as a percentage of revenue for the three and nine months ended September 30, 2024 and 2023 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Material costs	31.7%	40.5%	29.2%	41.8%
Labor costs	7.8%	6.2%	7.8%	6.5%
Other expenses	24.4%	18.3%	25.0%	18.8%
Total cost of sales	63.9%	65.0%	62.0%	67.1%

Material costs as a percentage of sales during the three and nine months ended September 30, 2024 were lower compared to the same periods of 2023, due to a shift in production mix, the stabilization of raw material pricing, shorter lead times, and better procurement efforts. Labor costs in the 2024 periods as a percentage of sales have increased compared to the each of the third quarter and first nine months of 2023 due to lower sales volume, a shift in product mix, an unfavorable fluctuation of the Mexican Peso exchange rate versus the U.S. Dollar in 2024 compared to the previous year, and the increase in statutory minimum wage rate in Mexico. This increase in labor cost was partially offset by lower labor costs in China due to the favorable fluctuation in the Chinese Renminbi exchange rate versus the U.S. Dollar.

The other expenses noted in the table above include fixed cost items such as support labor and fringe, depreciation and amortization, and facility costs (rent, utilities, insurance). The percentage of other expenses as a cost of sales has increased during the three and nine months ended September 30, 2024 relative to the corresponding 2023 periods, due to the lower sales volume in the 2024 periods presented as compared to the same periods of 2023.

Research and Development ("R&D") Expense

R&D expense remained relatively steady and amounted to $5.4 million and $5.3 million during the three months ended September 30, 2024 and 2023, respectively and $16.7 million and $16.5 million for the nine-month periods ended September 30, 2024 and 2023, respectively.

Selling, General and Administrative Expense (“SG&A”)

SG&A expenses were $26.7 million for the third quarter of 2024, an increase from $23.7 million in the third quarter of 2023. This increase in SG&A was largely the result of a $4.3 million increase in professional fees related to the acquisition of Enercon expected to close in the fourth quarter of 2024. Salaries and fringe benefits also increased by $0.7 million and there was an increase of $0.4 million in a variety of other expenses, including amortization, advertising and travel. These increases were largely offset by lower variable organizational compensation by $0.7 million and lower business promotion expenses of $0.3 million in the third quarter of 2024 as compared to the third quarter of 2023 due to the lower sales base in the 2024 period.

SG&A expenses were $75.8 million for the first nine months of 2024, up from $74.1 million in the same period of 2023. This increase in SG&A was largely the result of a $4.3 million increase in professional fees related to the acquisition of Enercon, offset by a $3.7 million decline in legal fees largely due to costs associated with the aforementioned MPS patent infringement lawsuit further described in Note 15, "Commitments and Contingencies", which did not recur in the first nine months of 2024. Salaries and fringe benefits increased by of $2.8 million and there was also an increase of $0.4 million in a variety of other expenses, including amortization, advertising and travel in the first nine months of 2024 as compared to same period of 2023. These increases were offset by a decline of $1.3 million in commissions and a $0.5 million decline in business promotion expenses during the nine months ended September 30 2024, as compared to the same period of 2023 due to the lower sales base in the 2024 period.

Other (Expense) Income, Net

Other (expense) income, net was ($1.3) million and ($0.1) million for the three months ended September 30, 2024 and 2023, respectively. The year-over-year change within this line item was largely driven by the market fluctuations in our SERP investments which resulted in a gain of $0.5 million and loss of $0.5 million during the three months ended September 30, 2024 and 2023, respectively. The Company also recorded losses of $0.2 million and $0.3 million associated with its investment in innolectric during the third quarters of 2024 and 2023, respectively. We also realized foreign exchange transactional losses of $1.6 million during the three-month period ended September 30, 2024 versus a gain of $0.2 million for the same period in 2023 due to the fluctuation of the spot rates of certain currencies in effect when translating our balance sheet accounts at September 30, versus those in effect at June 30, of each year.

Other (expense) income, net was less than $0.1 million and ($0.3) million for the nine months ended September 30, 2024 and 2023, respectively. The year-over-year change within this line item was largely driven by the market fluctuations in our SERP investments which resulted in a gain of $1.3 million during the nine months ended September 30, 2024 and a gain of $0.3 million during the same period in 2023. The Company also recorded $0.3 million of loss associated with its investment in innolectric during the nine months ended September 30, 2024. We also realized foreign exchange transactional losses of $1.3 million during the nine months ended September 30, 2024, due to the fluctuation of the spot rates of certain currencies in effect when translating our balance sheet accounts at September 30, 2024 versus those in effect at December 31, 2023. This compares to foreign exchange transactional losses of $0.1 million recorded during the nine months ended September 30, 2023.

Provision for Income Taxes

The Company’s effective tax rate will fluctuate based on the geographic regions in which the pretax profits are earned. Of the jurisdictions in which the Company operates, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of the Company’s three geographic regions. See Note 12, “Income Taxes”.

The provision for income taxes for the three months ended September 30, 2024 and 2023 was $3.1 million and $4.3 million, respectively. The Company’s earnings before income taxes for the three months ended September 30, 2024, were $12.6 million lower when compared with the same period in 2023, primarily attributable to a decrease in income from all of the regions. The Company’s effective tax rate was 27.8% and 18.2% for the three months ended September 30, 2024 and 2023, respectively. The change in the effective tax rate during the three months ended September 30, 2024 as compared to the same period in 2023, is primarily attributable to an increase in tax expense relating to prior period accruals, as well as a decrease in the tax benefit relating to the reversal of uncertain tax positions resulting from the expiration of certain statute of limitations. See Note 12, “Income Taxes”.

The provision for income taxes for the nine months ended September 30, 2024 and 2023 was $11.7 million and $8.0 million, respectively. The Company’s earnings before income taxes for the nine months ended September 30, 2024, were approximately $15.4 million lower when compared with the same period in 2023, primarily attributable to decrease in income from the North America and Asia regions, partially offset by an increase in the Europe region. The Company’s effective tax rate was 21.4% and 11.5% for the nine months ended September 30, 2024 and 2023, respectively. The change in the effective tax rate during the nine months ended September 30, 2024 as compared to the same period in 2023, is primarily attributable to an increase in tax expense relating to valuation allowances and prior period accruals as well as a decrease in the tax benefit relating to the reversal of uncertain tax positions resulting from the expiration of certain statute of limitations. See Note 12, “Income Taxes”.

Liquidity and Capital Resources

Our principal sources of liquidity include $134.3 million of cash and cash equivalents at September 30, 2024, $29.5 million of held to maturity investments in U.S. Treasury securities, cash provided by operating activities and borrowings available under our credit facility. We expect to use this liquidity for operating expenses, investments in working capital, capital expenditures, interest, taxes, dividends, purchases of common stock under our Repurchase Program, and debt obligations and other long-term liabilities. Our liquidity may also be utilized to fund potential acquisitions in future periods. We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, both in the next twelve months and in the longer term.

Cash Flow Summary

During the nine months ended September 30, 2024, our cash and cash equivalents increased by $44.9 million.  This increase was primarily due to the following:

•	net cash provided by operating activities of $65.7 million; and
•	proceeds from held to maturity securities of $139.3 million; partially offset by:
•	purchases of held to maturity and marketable securities of $131.3 million;
•	purchases of common stock under our Repurchase Program of $16.1 million;
•	purchases of property, plant and equipment of $7.9 million; and
•	dividend payments of $2.5 million.

During the nine months ended September 30, 2024, our accounts receivable decreased by $8.4 million due to lower sales volume in the third quarter. Days sales outstanding (DSO) was 57 days at September 30, 2024 and 55 days at December 31, 2023. Inventory decreased by $12.3 million at September 30, 2024 compared to December 31, 2023, as component availability has started to ease and we have worked to consume our inventory on hand. Inventory turns were 2.6 at September 30, 2024 as compared to 3.1 at December 31, 2023.

Cash and cash equivalents, held to maturity U.S. Treasury securities and accounts receivable comprised approximately 41.0% and 36.9% of our total assets at September 30, 2024 and at December 31, 2023, respectively. Our current ratio (i.e., the ratio of current assets to current liabilities) was4.0 to 1 at September 30, 2024 and 3.4 to 1 at December 31, 2023. At September 30, 2024 and December 31, 2023, $50.5 million and $40.9 million, respectively (or 38% and 46%, respectively), of our cash and cash equivalents was held by our foreign subsidiaries. We repatriated $11 million from outside of the U.S. during the nine months ended September 30, 2024. We continue to analyze our global working capital and cash requirements and the potential tax liabilities attributable to further repatriation, and we have yet to make any further determination regarding repatriation of funds from outside the U.S. to fund our U.S. operations in the future. In the event these funds were needed for our U.S. operations, we would be required to accrue and pay U.S. state taxes and any applicable foreign withholding taxes to repatriate these funds.

Future Cash Requirements

We expect foreseeable liquidity and capital resource requirements in the ordinary course to be met through existing cash and cash equivalents and anticipated cash flows from operations, as well as borrowings available under our revolving credit facility, if needed. Our material cash requirements arising in the normal course of business are outlined in Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Other than cash requirements arising from the Enercon acquisition pursuant to the Enercon Purchase Agreement expected to close in the fourth quarter of 2024 as described in the immediately following paragraph, there were no material changes to our future cash requirements during the nine months ended September 30, 2024.

In September 2024, the Company entered into the Enercon Purchase Agreement, as further described above in "Recent Developments - Agreement to Acquire Enercon". The transaction is expected to close during the fourth quarter of 2024 subject to satisfaction of customary closing conditions. The Company anticipates funding the acquisition of the 80% stake in Enercon through approximately $80 million of cash on hand and $240 million of incremental borrowings under its credit facility. Pursuant to the terms and conditions of the Enercon Purchase Agreement, there is $10 million of potential earnout payments for the 2025-2026 period, with the intent to purchase the remaining 20% by early 2027 based on a put-call mechanism to be set forth in shareholders’ agreement to be entered into at closing and subject to the terms and pricing prescribed thereby, which include future EBITDA performance.

Credit Facility

In September 2021, we entered into the Existing Credit Agreement, as further described in Note 11, "Debt". During January 2023, we amended the Existing Credit Agreement and related interest rate swap agreements to transition the reference rate from LIBOR to a Secured Overnight Financing Rate ("SOFR") effective January 31, 2023. The Existing Credit Agreement contains customary representations and warranties, covenants and events of default. In addition, the Existing Credit Agreement contains financial covenants that measure (i) the ratio of our total funded indebtedness, on a consolidated basis, less the aggregate amount of all unencumbered cash and cash equivalents, to the amount of our consolidated EBITDA (“Leverage Ratio”) and (ii) the ratio of the amount of our consolidated EBITDA to our consolidated fixed charges (“Fixed Charge Coverage Ratio”). If an event of default occurs, the lenders under the Existing Credit Agreement would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.

Concurrently with the entry into the Enercon Purchase Agreement, Bel entered into a Commitment Letter, dated September 18, 2024, as further described in Note 11, to increase the Maximum Revolving Amount available under the Existing Credit Agreement’s revolving credit facility by an aggregate of $150 million to an aggregate amount of $325 million.

Among the satisfaction of other conditions and deliverables, the completion of the Revolving Facility Increase will be subject to the execution and delivery of an amendment to, or an amendment and restatement of, the Existing Credit Agreement.

In connection with Bel’s entry into the Commitment Letter, on September 18, 2024, Bel entered into a Second Amendment which makes certain amendments to the Existing Credit Agreement, including (i) increasing the cap set forth in Section 2.10(b) (governing “Increase in Commitment”) of the Existing Credit Agreement by $50 million to $150 million, (ii) adding certain customary provisions permitting the use of revolving loans on a limited conditions basis to finance the Enercon acquisition, and (iii) permitting the Enercon acquisition under the Credit Agreement.

At September 30, 2024, we were in compliance with our debt covenants, including the most restrictive covenant, the Fixed Charge Coverage Ratio. The unused credit available under the credit facility at September 30, 2024 was $115.0 million, all of which we had the ability to borrow without violating our Leverage Ratio covenant based on our existing consolidated EBITDA.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates and changes in interest rates associated with its long-term debt. Under the Company’s risk management strategy, the Company periodically uses foreign currency forward contracts to manage its short-term exposures to fluctuations in operational cash flows resulting from changes in foreign currency exchange rates. To partially mitigate risks associated with the variable interest rates on revolver borrowings under the Company's credit agreement (see Note 11, “Debt”, to the condensed consolidated financial statements herein, and Note 11, “Debt”, to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023), the Company maintains two pay-fixed, receive-variable interest rate swap agreements with two multinational financial institutions (see Note 10, “Derivative Instruments and Hedging Activities”, to the condensed consolidated financial statements herein, and Note 13, “Derivative Instruments and Hedging Activities”, to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023). The Company’s primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk and interest rate risk, when deemed appropriate. The Company enters into these contracts in the normal course of business to mitigate risks and not for speculative purposes. There have not been any material changes with regard to market risk during the nine months ended September 30, 2024.  Refer to Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion of market risks.

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

Item 1A. Risk Factors

The risk factors described below, supplement the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The risk factors set forth below, together with the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, should be carefully considered before making an investment decision. These are the risk factors that we consider to be the most significant risk factors, but they are not the only risk factors that should be considered in making an investment decision. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, except as supplemented by the risk factors described below. This Quarterly Report on Form 10-Q also contains Forward-Looking Statements that involve risks and uncertainties. See the "Cautionary Notice Regarding Forward-Looking Information," above. Our business, consolidated financial condition and consolidated results of operations could be materially adversely affected by any of the risk factors, assumptions and uncertainties described, under "Cautionary Notice Regarding Forward-Looking Information" or with respect to specific Forward-Looking Statements presented herein. The trading price of our securities could decline due to any of these risks, and investors in our securities may lose all or part of their investment. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially adversely affect our business in the future. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

The Enercon Purchase Agreement includes a number of closing conditions and, if these conditions are not satisfied, the Enercon Purchase Agreement may be terminated in accordance with its terms and the acquisition may not be completed.  We may fail to consummate the proposed Enercon acquisition, may not consummate the proposed acquisition on expected terms, or may not achieve the expected benefits.

In September 2024, we entered into the definitive Enercon Purchase Agreement with the Sellers to acquire an 80% stake in Enercon upfront at the closing, with the intent to purchase the remaining 20% interest in Enercon by early 2027 based on a put-call mechanism to be set forth in shareholders’ agreement to be entered into at closing. It is currently anticipated that the acquisition of the 80% interest pursuant to the Enercon Purchase Agreement will be completed in the fourth quarter of 2024. However, completion of the proposed Enercon acquisition is subject to satisfaction of customary closing conditions, including applicable regulatory approvals. Until all such closing conditions are satisfied or waived, the possible timing and likelihood of completion of the proposed Enercon acquisition are uncertain, and, accordingly, there can be no assurance that the Enercon acquisition will be completed on the expected terms, on the anticipated timing or at all. The Enercon Purchase Agreement may also be terminated prior to the consummation of the transaction by the mutual written consent of Bel and the Sellers and in certain other circumstances, including a termination right by either Bel or the Sellers, subject to certain terms and conditions, if the Closing has not occurred on or prior to the date six months following execution of the Enercon Purchase Agreement. We may experience unanticipated difficulties, delays, and expenditures relating to the proposed Enercon acquisition. Any delay in consummation of the Enercon acquisition may result in greater transaction costs and professional fees incurred by us. In addition, even if the proposed acquisition of the majority 80% stake in Enercon is completed pursuant to the Enercon Purchase Agreement, there can be no assurances that we will complete the acquisition of the remaining 20% interest in Enercon by early 2027 as intended.

Our efforts to complete the Enercon acquisition could cause substantial disruptions in our business. A substantial amount of our management’s attention is being directed towards the completion of the Enercon acquisition and such distraction could affect our management’s ability to service our existing business, pursue other business opportunities or could otherwise adversely affect our business. The announcement, pendency, and efforts to implement the acquisition may disrupt our and Enercon’s plans, operations and relationships with customers, suppliers, distributors, business partners and regulators, and can cause potential difficulties in employee retention.

If consummated, the success of the Enercon acquisition will depend, in significant part, on our ability to successfully integrate the acquired business, establish and maintain good relationships with new and existing customers, suppliers, and other business partners, grow the revenue of the consolidated company and realize the anticipated strategic benefits and synergies. The combination of businesses is a complex, costly and time-consuming process. As a result, we expect to devote significant management attention and resources prior to closing to prepare for integration, and we expect to devote significant management attention and resources post-closing to integrate the business practices and operations. The integration process may disrupt the businesses and, if implemented ineffectively, would impair the realization of the full expected benefits. The anticipated opportunities in terms of potential growth and expansion offered by, and the anticipated benefits of, the Enercon acquisition may not be realized fully or at all, or may take longer to realize than we expect. Actual operating, strategic and revenue opportunities, if achieved at all, may be less significant than we expect or may take longer to achieve than anticipated. If we are not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Enercon acquisition within a reasonable time, our business, financial condition and operating results may be materially adversely affected.

We may face risks related to conducting business in Israel following the Enercon acquisition, as conditions in Israel may materially and adversely affect Enercon’s business and as a result the business of consolidated Bel.

If we successfully complete the acquisition of a majority stake in Enercon, we may be subject to, and possibly adversely affected by, risks related to conducting business in Israel. Enercon, the target of our proposed Enercon acquisition in which we will acquire an upfront 80% stake at the closing expected to occur in fourth quarter of 2024 and intend to acquire the remaining 20% interest by early 2027, is based in Netanya, Israel with additional facilities in New Hampshire, U.S. and Haryana, India. Enercon has approximately 300 employees located in Israel.

Companies based in or operating in, or having a significant number of employees located in Israel, may be more susceptible to political and economic instability. Political, economic and military conditions in Israel may directly affect their business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighbors. In October 2023, Hamas conducted several terrorist attacks in Israel resulting in ongoing war across the country, forcing the closure of many businesses in Israel for several days. In addition, there continue to be hostilities between Israel and Hezbollah in Lebanon and Hamas in the Gaza Strip, both of which resulted in rockets being fired into Israel, causing casualties and disruption of economic activities. In early 2023, there were a number of changes proposed to the political system in Israel by the current government which, if implemented as planned, could lead to large-scale protests and additional uncertainty, negatively impacting the operating environment in Israel. Uprisings in various countries in the Middle East over the last few years have also affected the political stability of those countries and have led to a decline in the regional security situation. Such instability may also lead to deterioration in the political and trade relationships that exist between Israel and these countries. Any armed conflicts, terrorist activities or political instability involving Israel or other countries in the region, as well as any interruption or curtailment of trade between Israel and its present trading partners, could adversely affect the business, results of operations, financial condition, cash flows and prospects of Enercon, and of consolidated Bel following the closing of the Enercon acquisition. In addition, any of these events or circumstances involving Israel or the region prior to the closing of the Enercon acquisition may delay or prevent the closing of the proposed Enercon acquisition.

A number of countries, principally in the Middle East, still restrict doing business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies if hostilities in Israel or political instability in the region continue or intensify. In addition, there have been increased efforts by activists to cause companies and consumers to boycott Israeli goods based on policies promulgated by the Israeli Government. Such boycotts, particularly if they become more widespread, may adversely impact Enercon’s business or our business.

The operations of the Enercon business could also be disrupted by the absence for significant periods of one or more key employees or a significant number of other employees because of military service. Enercon’s employees in Israel may be obligated to perform military reserve duty, and in certain emergency circumstances, employees may be called to immediate and unlimited active duty in the Israeli armed forces.

Demand in Enercon’s end markets can be cyclical, impacting the demand for its products, and Enercon’s business could be materially adversely affected by reductions in defense spending.

Enercon, in which we intend to acquire a majority stake pursuant to the Enercon Purchase Agreement, is a leading supplier of highly customized power conversion and networking solutions to aerospace and defense markets globally. For full fiscal year 2024, an estimated 93% and 7% of Enercon’s projected revenue is attributable to the defense and aerospace end markets, respectively. Demand in Enercon’s end-use markets can be sensitive to general economic conditions, competitive influences, and fluctuations in inventory levels throughout the supply chain. Enercon’s sales are sensitive to the market conditions present in the industries in which the ultimate consumers of its products operate, which in some cases have been highly cyclical and subject to substantial downturns.

As a result of the high correlation to government spending on defense and budgeting, Enercon has experienced, and in the future, it may experience, significant fluctuations in sales and results of operations with respect to a substantial portion of our total product offering, and such fluctuations could be material and adverse to our overall financial condition, results of operations and liquidity.

Because certain of Enercon’s products are used in a variety of land, air and sea defense applications, Enercon derives a substantial portion of its revenue from the defense industry. For full fiscal year 2024, an estimated 93% of Enercon’s projected revenue is derived from customers in the defense industry. Although many of the programs under which Enercon sells products to prime U.S. and Israeli government contractors extend several years, they are subject to annual funding through governmental appropriations. While spending authorizations for defense-related programs by the U.S. and Israeli governments have increased in recent years, these spending levels may not be sustainable and could significantly decline. Future levels of expenditures, authorizations, and appropriations for programs Enercon supports may decrease or shift to programs in areas where Enercon does not currently provide services. Changes in spending authorizations, appropriations, and budgetary priorities could also occur due to a shift in the number, and intensity, of potential and ongoing conflicts, shifts in spending priorities from national defense as a result of competing demands for government funds, or other factors. Enercon’s business prospects, financial condition or operating results could be materially harmed among other causes by the following: 1) budgetary constraints affecting U.S. and/or Israeli government spending generally, or specific departments or agencies in particular, and changes in available funding; 2) changes in government programs or requirements; and 3) a prolonged government shutdown and other potential delays in the appropriations process.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

The following table summarizes the activity related to repurchases of our equity securities during the quarter ended September 30, 2024 pursuant to the Repurchase Program (as defined below):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (dollars in thousands)
July 1, 2024 – July 31, 2024	5,726 (Class A) 20,921 (Class B)	$83.41 (Class A) $66.92 (Class B)	5,726 (Class A) 20,921 (Class B)	$2,093 (Class A) $6,854 (Class B)
August 1, 2024 – August 31, 2024	- (Class A) - (Class B)	$- (Class A) $- (Class B)	- (Class A) - (Class B)	$2,093 (Class A) $6,854 (Class B)
September 1, 2024 – September 30, 2024	- (Class A) - (Class B)	$- (Class A) $- (Class B)	- (Class A) - (Class B)	$2,093 (Class A) $6,854 (Class B)
Total	5,726 (Class A) 20,921 (Class B)	$83.41 (Class A) $66.92 (Class B)	5,726 (Class A) 20,921 (Class B)	$2,093 (Class A) $6,854 (Class B)

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

Item 5.  Other Information

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended  September 30, 2024, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Other Information

The discussion captioned “Overview – Key Factors Affecting our Business – Restructuring,” as set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” above, is hereby incorporated by reference into this Part II, Item 5, of this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibits:

2.1	Share Purchase Agreement, dated as of September 19, 2024, by and among Bel Fuse Inc., Enercon Technologies Ltd., and the Shareholders of Enercon Technologies Ltd.† (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2024).

10.1
Form of Shareholders’ Agreement, by and among Bel Fuse Inc., FF3 Holdings, L.P., and Enercon Technologies Ltd.† (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2024).

10.2
Second Amendment Agreement, dated September 18, 2024, to Amended and Restated Credit and Security Agreement, dated as of September 2, 2021, by and among Bel Fuse Inc., as the borrower, KeyBank National Association, as administrative agent, swing line lender and issuing lender, and the other lenders identified therein, as amended† (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2024).

10.3
Conformed Amended and Restated Credit and Security Agreement, dated as of September 2, 2021 (reflecting changes thereto pursuant to First Amendment Agreement dated as of January 12, 2023 and Second Amendment Agreement dated as of September 18, 2024), by and among Bel Fuse Inc., as the borrower, KeyBank National Association, as administrative agent, swing line lender and issuing lender, and the other lenders identified therein† (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2024).

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

*   Filed herewith.

** Submitted herewith.

†   Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEL FUSE INC.
(Registrant)

Date: October 29, 2024	By:	/s/ Daniel Bernstein
Daniel Bernstein
President and Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2024	By:	/s/ Farouq Tuweiq
Farouq Tuweiq
Chief Financial Officer (Principal Financial Officer)