Form 10-K
period 2024-12-31
BEL FUSE INC /NJ
filed 2025-02-28
CIK 729580

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

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

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers and directors) of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2024) was $807.4 million based on the closing sale price as reported on the NASDAQ Global Select Market.

Title of Each Class	Number of Shares of Common Stock Outstanding as of January 31, 2025
Class A Common Stock	2,115,263
Class B Common Stock	10,423,675

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Bel Fuse Inc.'s Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1A of this Form 10-K, and the risk factors described in our other reports and documents filed from time to time with the SEC, which could cause actual results to differ materially from these Forward-Looking Statements. Any Forward-Looking Statements are qualified in the entirety by reference to such risk factors discussed throughout this Form 10-K and as described in our other reports and documents filed from time to time with the SEC. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the Forward-Looking Statements include but are not limited to:

●	the market concerns facing our customers, and risks for the Company’s business in the event of the loss of certain substantial customers;
●	the continuing viability of sectors that rely on our products;
●	the effects of business and economic conditions, and challenges impacting the macroeconomic environment generally and/or our industry in particular;
●	the effects of rising input costs, and cost changes generally, including the potential impact and effects of inflationary pressures;
●	difficulties associated with integrating previously acquired companies, including any unanticipated difficulties, or unexpected or higher than anticipated expenditures, relating to Bel’s November 2024 acquisition of its majority 80% owned subsidiary Enercon Technologies, Ltd. (“Enercon”), and including, without limitation, the risk that Bel is unable to integrate the Enercon business successfully or difficulties that result in the failure to realize the expected benefits and synergies within the expected time period (if at all);
●	the possibility that Bel’s intended acquisition of the remaining 20% stake in Enercon is not completed in accordance with the shareholders agreement as contemplated for any reason, and any resulting disruptions that may result to Bel’s business and our currently 80% owned Enercon subsidiary as a result thereof;
●	trends in demand which can affect our products and results, including that demand in Enercon’s end markets can be cyclical, impacting the demand for Enercon’s products, which could be materially adversely affected by reductions in defense spending;
●	capacity and supply constraints or difficulties, including supply chain constraints or other challenges;
●	the impact of public health crises including potential future outbreaks, epidemics or pandemics;
●	difficulties associated with the availability of labor, and the risks of any labor unrest or labor shortages;
●

risks associated with our international operations, including our substantial manufacturing operations in the People's Republic of China (the "PRC"), and following Bel’s acquisition of Enercon which closed in November 2024, risks associated with operations in Israel, which may be adversely affected by political or economic instability, major hostilities or acts of terrorism in the region;

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
●

the impact of changes to U.S. and applicable foreign legal and regulatory requirements, including tax laws, trade and tariff policies, such as any new or increase in tariffs, imposed either by the U.S. government on foreign imports or by a foreign government on U.S. exports related to the countries in which Bel transacts business.

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

PART I

Item 1.  Business

Bel Fuse Inc. designs, manufactures and markets a broad array of products that power, protect and connect electronic circuits. These products are primarily used in the defense, commercial aerospace, networking, telecommunications, computing, general industrial, high-speed data transmission, transportation and eMobility industries. Bel's portfolio of products also finds application in the automotive, medical, broadcasting and consumer electronics markets. Bel's product groups include Power Solutions and Protection (front-end, board-mount, industrial and transportation power products, module products and circuit protection), Connectivity Solutions (expanded beam fiber optic, copper-based, RF and RJ connectors and cable assemblies), and Magnetic Solutions (integrated connector modules, power transformers, power inductors and discrete components).

With more than 75 years in operation, Bel has reliably demonstrated the ability to participate in a variety of product areas across a global platform. The Company has a strong track record of technical innovation working with the engineering teams of market leaders. Bel has proven itself a valuable supplier to world-class companies by developing new products with cost effective solutions.

The Company was incorporated in 1949 and is organized under New Jersey law. Bel's principal executive offices are located at 300 Executive Drive, Suite 300, West Orange, New Jersey 07052, and Bel's telephone number is (201) 432-0463. The Company operates facilities in North America, Europe and the Middle East (referred to as the "EMEA" region throughout), and Asia and trades on the NASDAQ Global Select Market (ticker symbols BELFA and BELFB). For information regarding Bel's operating segments, see Note 14, "Segments", of the notes to our consolidated financial statements. Hereinafter, all references to "Note" will refer to the notes to our consolidated financial statements included in Part II, Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

On February 3, 2025, the Company announced that Bel's current President and Chief Executive Officer, Daniel Bernstein, would be stepping down from his executive officer positions effective immediately following the Company's 2025 Annual Meeting of Shareholders, currently scheduled to be held on May 27, 2025 (the "2025 Annual Meeting"). Subject to Mr. Bernstein's reelection at the 2025 Annual Meeting, Bel's Board of Directors (the "Board") has approved Mr. Bernstein's appointment as Non-Executive Chairman of the Board, effective on the date of the 2025 Annual Meeting. Also on February 3, 2025, the Board appointed Farouq Tuweiq as the successor President and Chief Executive Officer of the Company, effective immediately following the 2025 Annual Meeting. The Board additionally approved the expansion of the Board to ten directors and the appointment of Mr. Tuweiq as a director on the Board, effective as of the date of the 2025 Annual Meeting. Mr. Tuweiq is expected to be nominated by the Board for election as a director for a full three-year term at the 2025 Annual Meeting.

Acquisitions have played a critical role in the growth of Bel and the expansion of both our product portfolio and our customer base and continue to be an important element in our growth strategy. We frequently evaluate possible acquisition candidates that would expand our product and technology offerings to our customers and/or optimize our overall cost structure.

On November 14, 2024, the Company closed on the acquisition of its majority 80% stake in Enercon Technologies, Ltd. (“Enercon”) pursuant to the terms of the Share Purchase Agreement, dated as of September 19, 2024 (the “Purchase Agreement”), by and among the Company, Enercon, and FF3 Holdings, L.P., for itself and as Sellers’ Representative (“FF3”), and each of the other seller parties signatory thereto (collectively with FF3, the “Sellers”). Enercon is a leading supplier of highly customized power conversion and networking solutions to aerospace and defense markets globally, providing robust and reliable solutions across air, land and sea applications. Enercon is based in Netanya, Israel with additional facilities in New Hampshire, U.S. and Haryana, India. The Enercon business is part of Bel’s Power Solutions and Protection group. At the closing, Bel paid an aggregate of approximately $325.6 million in cash in respect of the cash purchase price (after giving effect to estimated adjustments taken at closing including for Enercon’s cash, indebtedness, net working capital and unpaid transaction costs, and subject to further adjustment post-closing). Bel funded the closing of the transaction through cash on hand of approximately $85.6 million and with approximately $240 million provided through incremental borrowings under the Company’s revolving credit facility. Pursuant to the transaction documents, Bel may acquire the remaining 20% stake in Enercon and has the current intention to so purchase such remaining interest by early 2027 in accordance with the terms and subject to the conditions of a shareholders’ agreement, which was also entered into on November 14, 2024. The preceding statement regarding Bel’s intention to purchase the remaining interest in Enercon represents a Forward-Looking Statement. See "Cautionary Notice Regarding Forward-Looking Information." See Note 3, “Acquisition and Divestiture” for further details about the Enercon acquisition.

On February 1, 2023, Bel closed on an €8.0 million (approximately $8.8 million as of the February 2023 closing) noncontrolling (one-third) investment in innolectric AG ("innolectric"), a Germany-based business in the field of on-board charging for eMobility applications. This passive investment creates a strategic alliance that is focused on Electric Vehicles (“EV”) on-board power electronics, and in particular next generation fast-charging technology. With no product overlap, this relationship expanded the Bel eMobility Power portfolio, and further enhanced Bel's competitive position in this emerging field. The innolectric investment is part of Bel's Power Solutions and Protection group.

On March 31, 2021, the Company completed the acquisition of EOS Power ("EOS") through a stock purchase agreement for $7.8 million, net of cash acquired, including a working capital adjustment. EOS, located in Mumbai, India, enhanced Bel's position related to certain industrial and medical markets historically served by EOS, with a strong line of high-power density and low-profile products with high convection ratings. In addition to new products and customers acquired, this acquisition diversified Bel's manufacturing footprint in Asia. The EOS business is part of Bel's Power Solutions and Protection group.

On January 8, 2021, the Company acquired rms Connectors, Inc. (“rms Connectors” or "rms"), from rms Company Inc., a division of Cretex Companies, Inc., for $9.0 million in cash, including a working capital adjustment. rms Connectors is a highly regarded connector manufacturer with over 30 years of experience producing harsh environment circular connectors used in a variety of military and aerospace applications. This acquisition complemented Bel's existing military and aerospace product portfolio and enabled us to expand key customer relationships within these end markets and leverage the combined manufacturing resources to improve our operational efficiency. Originally based in Coon Rapids, Minnesota, the rms Connectors business was relocated into Bel's existing facilities during 2021 and is part of Bel's Connectivity Solutions group.

Products

The Company primarily generates revenue through the sale of its products. Bel offers a broad array of product offerings, which are grouped as follows: Power Solutions & Protection (46% of net sales in 2024), Connectivity Solutions (41% of net sales in 2024) and Magnetic Solutions (13% of net sales in 2024). While there are key customers and end markets within each of the three product groups, there were no direct customers who accounted for more than 10% of our consolidated net sales in 2024. Our diverse product mix and customer base minimizes our dependence on any one customer or end market.

Power Solutions and Protection

Bel's power conversion products include internal and external AC/DC power supplies, DC/DC converters and DC/AC inverters. Bel circuit protection products include a board offering of surface mount and through-hole level fuses as well as Polymeric PTC (Positive Temperature Coefficient) devices. The Power and Protection products are primarily used in Aerospace, Defense, Servers, Storage, Networking, Transportation, Harsh Environment, Consumer, Medical and Industrial markets.

	Product Line	Function	Applications	Brands Sold Under
Power Solutions and Protection	Front-End Power Supplies	Provides the primary point of isolation between AC main line (input) and the low-voltage DC output that is used to power all electronics downstream.	Servers, telecommunication, network and data storage equipment.	Bel Power Solutions & Protection
	Board-Mount Power Products	These are designed to be mounted on a circuit board. These converters take input voltage and provide localized on-board power to low-voltage electronics.	Telecommunication, networking and a broad range of industrial applications.	Bel Power Solutions & Protection, MelcherTM, CUI
	Industrial and Transportation Power Products	Designed to be used in industrial equipment or on-board and off-board transportation applications for powering various AC and DC electronics, battery charging and power management.	Rail, transportation, automation, test and measurement, medical and eMobility applications.	Bel Power Solutions & Protection, MelcherTM, CUI, EOS
	Military, Aerospace and Defense Products	Customized Power and Networking solutions designed to meet harsh environment standards.	Military, Aerospace and Defense applications including air, ground, sea, space and soldier.	Enercon, MilPower
	External Power Products	Standard and customizable desktop and wall plug adapters that convert AC main input voltages to a variety of DC output voltages.	Consumer and industrial devices and equipment.	CUI, EOS
	Circuit Protection	Protects devices by preventing current in an electrical circuit from exceeding acceptable levels.	Consumer electronics, power supplies, electric vehicles, EV chargers, battery charging and lighting.	Bel Power Solutions & Protection

Connectivity Solutions

Bel offers a comprehensive line of high speed and harsh environment copper and optical fiber connectors and integrated assemblies, which provide connectivity for a wide range of applications across multiple industries including commercial aerospace, military communications, defense, network infrastructure, structured building cabling and several industrial applications.

	Product Line	Function	Applications	Brands Sold Under
Connectivity Solutions	Expanded Beam Fiber Optic Connectors, Cable Assemblies and Active Optical Devices (transceivers and media converters)	Harsh-environment, high-reliability, flight-grade optical connectivity for high-speed communications.	Military/aerospace, space, oil and gas well monitoring and exploration, broadcast, communications, RADAR.	Stratos®, Fibreco®
	Copper-based Connectors / Cable Assemblies-FQIS	Harsh-environment, high-reliability connectivity and fuel quantity monitoring (FQIS).	Avionics, smart munitions, communications, radar and various industrial equipment.	Cinch®
	RF Connectors, Cable Assemblies, Microwave Devices and Low Loss Cable	Connectors and cable assemblies designed to provide connectivity within radio frequency (RF) applications.	Military/aerospace, space, test and measurement, internet-of-things (IoT), 5G high-frequency and wireless communications.	Johnson, Trompeter, Midwest MicrowaveTM, Semflex®
	Ethernet, I/O, Industrial and Power Connectivity	RJ45, RJ11, M12, IP67 and USB connectivity for data/voice/video transmission.	Applications including routers, hubs, switches, peripheral device connectivity and patch panels; and emerging IoT applications.	Stewart Connector

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

Independent sales representatives and authorized distributors are overseen by the Company's sales management personnel located throughout the world. As of December 31, 2024, we had a sales and support staff of approximately 240 people that supported a network of sales representative organizations and non-exclusive distributors. We have written agreements with all our sales representative organizations and most of our major distributors. These written agreements, terminable on short notice by either party, are standard in the industry.

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

Trends in Market Demand

Product orders, or bookings, received during 2024 amounted to $416.8 million, a 7% decrease from 2023. By product group, orders received for our Power Solutions and Protection products amounted to $139.7 million in 2024, a 24% decrease from 2023, largely due, we believe, to our networking and distribution customers working through their existing levels of inventory on hand. Orders received for our Connectivity Solutions products were $212.1 million in 2024, 1% lower than in 2023, as a result of decreased demand from our distribution partners largely offset by a rebound in demand from our direct and aftermarket commercial aerospace and military customers. Bookings for our Magnetic Solutions products decreased by 24% from 2023 to $65.0 million in 2024, largely due to reduced demand from our networking customers.

Backlog of Orders

We typically manufacture products against firm orders and projected usage by customers. Cancellation and return arrangements are either negotiated by us on a transactional basis or contractually determined. We estimate the value of the backlog of orders as of January 31, 2025 to be approximately $388.1 million as compared with a backlog of $358.3 million as of January 31, 2024. The backlog of orders at January 31, 2025 includes $132.5 million from Enercon (acquired in November 2024). Management estimates that approximately 80%-85% of the Company's backlog as of January 31, 2025 will be shipped by December 31, 2025. Factors that could cause the Company to fail to ship all such orders by year-end include unanticipated supply difficulties, changes in customer demand and new customer designs. Due to these factors, backlog may not be a reliable indicator of the timing of future sales. The preceding statements regarding the Company’s backlog, including but not limited to estimates and anticipated timing of shipping, represent Forward-Looking Statements. See "Cautionary Notice Regarding Forward-Looking Information."

Research and Development ("R&D")

Our engineering groups are strategically located around the world to facilitate communication with and access to customers' engineering personnel. This collaborative approach enables partnerships with customers for technical development efforts. The global capabilities and collaborative approach allows Bel to develop leading edge technological products that support highly complex and evolving markets such as defense, commercial aerospace, eMobility, cloud computing, and others. On occasion, we execute non-disclosure agreements with customers to help develop proprietary, next generation products intended for rapid deployment. We also sponsor membership in technical organizations that allow our engineers to participate in developing standards for emerging technologies. It is management's opinion that this participation is critical in establishing credibility and a reputable level of expertise in the marketplace, as well as positioning the Company as an industry leader in new product development.

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

With respect to those items which are purchased from single sources, we believe that comparable items would be available in the event that there were a termination of our existing business relationships with any such supplier. While such a termination could produce a disruption in production, we believe that the termination of business with any one of our suppliers would not have a material adverse effect on our long-term operations. Actual experience could differ materially from this belief as a result of a number of factors, including the time required to locate an alternative supplier, and the nature of the demand for our products. Sharp increases in metal commodity prices, particularly Copper (Cu) and Gold (Au) over the past few years continue to impact cost structures and supplier pricing. Even though we may have more than one supplier for certain materials, it is possible that these materials may not be available to us in sufficient quantities or at the times desired by us. In the event that economic conditions have a negative impact on the financial condition of our suppliers, this may impact the availability and cost of our raw materials.

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

Our Human Capital Strategy is built around four areas:

Extraordinary Performance

Our associates are a critical driver of Bel’s global business results. On December 31, 2024, Bel employed approximately 5,370 associates, almost all of which are full-time, across 15 countries, with 31.0% located within North America. Outside of the United States, our largest employee populations were located within the PRC, Mexico, Slovakia, the Dominican Republic, Israel, India and the United Kingdom. We regularly monitor various key performance indicators around the key human capital priorities of attracting, retaining, and engaging our global talent. In addition, we enable the execution of our strategic priorities by providing all associates with access to training and development opportunities to improve critical skill sets.

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

Culture

In an increasingly competitive global marketplace, Bel succeeds when we attract and retain the best talent in the communities in which we operate, without regard to race, sex, religion, national origin, disability status, veteran status, or any other protected category. We support this commitment by participating in networking and community events and actively recruiting a broad group of qualified candidates.

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

As a company that has been in business for over 75 years, Bel understands the importance of trust, integrity and accountability of all levels of the organization. Our policies, practices and priorities are continually reviewed to align with the best interests of our associates, shareholders and other stakeholders.

Environmental, Social and Governance (“ESG”) Matters

Bel is committed to creating a better tomorrow by understanding how our actions impact the world around us. We aim to accomplish this by making tangible steps, big and small, to invest in our communities, to seek to minimize environmental impact and to promote alignment of interest among stakeholders. As an organization that thrives on learning and continuous improvement, Bel welcomes and embraces change. Over the last few years, we have worked to drive continuous improvements in these areas. Oversight of Bel’s compliance with government-mandated ESG disclosures and reporting requirements and other internal initiatives starts at the Board level, through its Nominating and ESG Committee. Bel also has an internal ESG Committee whose purpose is to support the Company’s ongoing commitment to ESG matters including environmental stewardship, health and safety, corporate social responsibility, corporate governance, sustainability, and other related issues of significance to the Company. Bel’s internal ESG Committee provides updates to either the Nominating and ESG Committee or to the full Board on a quarterly basis.

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

Bel has started the process of measuring the impact of its operations on the environment and intends to utilize these measurements to establish reduction goals and related initiatives throughout the global organization. Today we have 22 manufacturing facilities of various sizes and five of them are ISO 14001 certified and represent 63% of our manufacturing footprint. These five sites have been measuring their consumption levels of natural gas, electricity and water and have targets in place for reducing consumption and waste and improving recycling efforts. For the rest of our manufacturing sites, we intend to follow an approach comparable to the template laid out with these five as we begin the process of better understanding our impact.

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

2024 Charitable Contribution Program:

In 2022, Bel launched a Company-wide Charitable Contribution Program to ensure consistency and drive our corporate values across the organization. The social program is also in alignment with our Core Value of Community Engagement and directly reflects the ambitions of our ESG initiative to support the global communities within which we operate. In 2024, the program resulted in contributions of $168,975 to 48 local charities across 13 countries. There was a matching program for the organizations selected and associates who donated. In addition, associates volunteered 6,007 hours to support their local communities, an increase from the 3,181 volunteer hours in 2023.

Governance

As a company that has been in business for more than 75 years, Bel understands the importance of trust, integrity and accountability at all levels of the organization. Recent additions to our Board and executive management team have brought greater diversity and new perspectives to Bel. We intend that our policies, practices and priorities will be periodically and continually reviewed as appropriate to better align with the best interests of our shareholders, associates and other stakeholders.

In addition to the Board-level ESG oversight, the Company adheres to Bel’s Corporate Governance Guidelines which are available at https://ir.belfuse.com/corporate-governance. These guidelines, which are designed to enhance the Company’s corporate governance, serve as a framework within which the Board will conduct its business, subject to applicable laws, regulations, listing requirements, and the Company’s organizational documents and Board committee charters.

The foregoing discussion of ESG matters contains Forward-Looking Statements. See "Cautionary Notice Regarding Forward-Looking Information."

Available Information

We maintain a website at www.belfuse.com where we make available free of charge the proxy statements, press releases, registration statements and reports on Forms 3, 4, 5, 8-K, 10-K and 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act that we (and in the case of Section 16 reports, our insiders) file with the SEC. These forms are made available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Press releases are also issued via electronic transmission to provide access to our financial and product news, and we provide notification of and access to voice and internet broadcasts of our quarterly and annual results. Our website also includes investor presentations and corporate governance materials. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

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

Our strategy also focuses on the reduction of selling, general and administrative expenses through the integration or elimination of redundant sales facilities and administrative functions at acquired companies. If we are unable to achieve our expectations with respect to our acquisitions, such inability could have a material and adverse effect on our results of operations. If the acquisitions fail to perform up to our expectations, or if there is a weakening of economic conditions, we could be required to record impairment charges on the goodwill and/or other assets associated with our acquisitions.

We may encounter unanticipated difficulties following our November 2024 acquisition of our 80%-owned Enercon subsidiary, including if we are unable to integrate the Enercon business successfully, or if we fail to realize the expected benefits and synergies of the acquisition within the expected time period (if at all). In addition, our business may be disrupted if our intended acquisition of the remaining 20% stake in Enercon is not completed for any reason.

In November 2024, we completed our acquisition of our 80% interest in Enercon. The success of our recently-closed Enercon acquisition will depend, in significant part, on our ability to successfully integrate the acquired business, establish and maintain good relationships with new and existing customers, suppliers, and other business partners, grow the revenue of the consolidated company and realize the anticipated strategic benefits and synergies. The combination of businesses is a complex, costly and time-consuming process. As a result, while we have devoted significant management attention and resources prior to closing in preparation for integration, we expect to continue to devote significant management attention and resources now that the acquisition has closed in order to complete the integration of business practices and operations. We may encounter unanticipated difficulties or delays with the integration process, or may incur unexpected or higher than expected expenditures associated with the integration process and matters related to the acquisition. The integration process may disrupt Bel's legacy and acquired businesses and, if implemented ineffectively, would impair the realization of the full expected benefits. The anticipated opportunities in terms of potential growth and expansion offered by, and the anticipated benefits of, the Enercon acquisition may not be realized fully or at all, or may take longer to realize than we expect. Actual operating, strategic and revenue opportunities, if achieved at all, may be less significant than we expect or may take longer to achieve than anticipated. If we are not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Enercon acquisition within a reasonable time, our business, financial condition and operating results may be materially adversely affected.

Pursuant to the transaction documents governing the Enercon acquisition, Bel may acquire the remaining 20% stake in Enercon and has the current intention to so purchase such remaining interest by early 2027 in accordance with the terms and subject to the conditions of the shareholders’ agreement, which was entered into at the November 14, 2024 closing on the initial 80% interest. The purchase of the remaining 20% interest in Enercon is subject to the put-call mechanism set forth in the shareholders’ agreement and the other terms and conditions thereof. There can be no assurances that we will complete the acquisition of the remaining 20% interest in Enercon by early 2027 as intended, or at all. Any failure to complete our intended acquisition of the remaining 20% interest may disrupt our plans, operations, and relationships with customers, suppliers, distributors, business partners and regulators, can cause potential difficulties in employee retention, and can have a material adverse effect on our business and results of operations.

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

OPERATIONAL RISKS

Our global operations and demand for our products face risks related to public health crises, including potential future outbreaks, epidemics or pandemics.

Any outbreaks of contagious diseases and other adverse public health developments in countries where we operate could have a material and adverse effect on our business, consolidated financial condition and consolidated results of operations. In the past, our business was impacted by temporary facility closures, shelter-in-place orders and challenges related to travel restrictions imposed by the local governmental authorities as a result of a health epidemic, including precautionary measures during the coronavirus pandemic. Our suppliers, customers and our customers’ contract manufacturers have experienced similar challenges from time to time. Any future outbreaks, health epidemics or pandemics could result in similar measures, which may materially adversely affect our financial results.

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

A shortage of availability or an increase in the cost of raw materials, components and other resources may adversely impact our ability to procure these items at cost effective prices and thus may negatively impact profit margins. Our access to parts or materials, and our ability to contract with suppliers, may be limited or prohibited from time to time by trade restrictions or other legal or regulatory enactments. Additionally, inflationary pressures could result in higher input costs and materially adversely affect our financial results.

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

Our majority 80%-owned subsidiary Enercon is a leading supplier of highly customized power conversion and networking solutions to aerospace and defense markets globally. For full fiscal year 2024, approximately 93% and 7% of Enercon’s revenue was attributable to the defense and aerospace end markets, respectively. Demand in Enercon’s end-use markets can be sensitive to general economic conditions, competitive influences, and fluctuations in inventory levels throughout the supply chain. Enercon’s sales are sensitive to the market conditions present in the industries in which the ultimate consumers of its products operate, which in some cases have been highly cyclical and subject to substantial downturns.

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

Because certain of Enercon’s products are used in a variety of land, air and sea defense applications, Enercon derives a substantial portion of its revenue from the defense industry. For full fiscal year 2024, approximately 93% of Enercon’s revenue was derived from customers in the defense industry. Although many of the programs under which Enercon sells products to prime U.S. and Israeli government contractors extend several years, they are subject to annual funding through governmental appropriations. While spending authorizations for defense-related programs by the U.S. and Israeli governments have increased in recent years, these spending levels may not be sustainable and could significantly decline. Future levels of expenditures, authorizations, and appropriations for programs Enercon supports may decrease or shift to programs in areas where Enercon does not currently provide services. Changes in spending authorizations, appropriations, and budgetary priorities could also occur due to a shift in the number, and intensity, of potential and ongoing conflicts, shifts in spending priorities from national defense as a result of competing demands for government funds, or other factors. Enercon’s business prospects, financial condition or operating results could be materially harmed among other causes by the following: (1) budgetary constraints affecting U.S. and/or Israeli government spending generally, or specific departments or agencies in particular, and changes in available funding; (2) changes in government programs or requirements; and (3) a prolonged government shutdown and other potential delays in the appropriations process.

We have substantial manufacturing operations located in the PRC, which exposes us to significant risks that could materially and adversely affect our business, operations, consolidated financial condition and consolidated results of operations.

The majority of Bel's Magnetic Solutions manufacturing capacity and supplier base is located in the PRC, as is a portion of Bel's Power Solutions and Protection group. As of December 31, 2024, 41% of our associates, 62% of our owned or leased manufacturing facilities (by square footage) and 7.3% of our Company’s tangible assets were all located in the PRC. Our Company’s presence and operations in the PRC expose us to significant risks that could materially and adversely affect our Company and our business, operations, financial position and results of operations.

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

●	transportation delays and other supply chain issues;
●	changes in tax regulations in the U.S. and/or the PRC, including restrictions and/or taxes applicable to the transfer or repatriation of funds;
●	international political relationships, including the relationship between the U.S. and the PRC;
●	epidemics and illnesses within the PRC that affect the areas in which we operate and manufacture our products;
●	economic, social and political instability;
●	longer accounts receivable collection cycles and difficulties in collecting accounts receivable;
●	less effective protection of intellectual property and contractual arrangements, and risks associated with enforcing contracts and legal rights and remedies generally;
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
●

risks associated with the concentration of a substantial portion of our manufacturing capacity and supplier base in the PRC, including potential trade restrictions placed on PRC suppliers by the U.S. government.

In addition to the risks associated with our PRC operations described above, the global nature of our operations generally subjects us to additional risks. We conduct operations in 15 countries, and outside of the United States (and the PRC), our largest manufacturing operations and associate populations are located within Mexico, Slovakia, the Dominican Republic, Israel, India and the United Kingdom. Please see the Risk Factors appearing below under the captions, "We may face risks related to conducting business in Israel" and "The global nature of our operations exposes us to numerous risks that could materially adversely affect our consolidated financial condition and consolidated results of operations.”

We may face risks related to conducting business in Israel.

Following our November 2024 acquisition of Enercon, we may be subject to, and possibly adversely affected by, risks related to conducting business in Israel. Enercon, in which we acquired an 80% stake at the November 2024 closing and intend to acquire the remaining 20% interest by early 2027, is based in Netanya, Israel with additional facilities in New Hampshire, U.S. and Haryana, India. Enercon has approximately 300 employees located in Israel.

Companies based in or operating in, or having a significant number of employees located in Israel, may be more susceptible to political and economic instability. Political, economic and military conditions in Israel may directly affect their business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighbors. In October 2023, Hamas conducted several terrorist attacks in Israel resulting in ongoing war across the country, forcing the closure of many businesses in Israel for several days. In addition, there continues to be hostilities between Israel and Hezbollah in Lebanon and Hamas in the Gaza Strip, both of which resulted in rockets being fired into Israel, causing casualties and disruption of economic activities. In early 2023, there were a number of changes proposed to the political system in Israel by the current government which, if implemented as planned, could lead to large-scale protests and additional uncertainty, negatively impacting the operating environment in Israel. Uprisings in various countries in the Middle East over the last few years have also affected the political stability of those countries and have led to a decline in the regional security situation. Such instability may also lead to deterioration in the political and trade relationships that exist between Israel and these countries. Any armed conflicts, terrorist activities or political instability involving Israel or other countries in the region, as well as any interruption or curtailment of trade between Israel and its present trading partners, could adversely affect the business, results of operations, financial condition, cash flows and prospects of Enercon, and thus of consolidated Bel. In addition, any of these events or circumstances involving Israel or the region prior to the completion of our intended acquisition of the remaining 20% stake in Enercon may delay or prevent the completion of our purchase of the remaining 20% interest.

A number of countries, principally in the Middle East, still restrict doing business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies if hostilities in Israel or political instability in the region continue or intensify. In addition, there have been increased efforts by activists to cause companies and consumers to boycott Israeli goods based on policies promulgated by the Israeli Government. Such boycotts, particularly if they become more widespread, may adversely impact the business of our Enercon subsidiary or Bel’s broader business.

The operations of our Enercon subsidiary could also be disrupted by the absence for significant periods of one or more key employees or a significant number of other employees because of military service. Enercon’s employees in Israel may be obligated to perform military reserve duty, and in certain emergency circumstances, employees may be called to immediate and unlimited active duty in the Israeli armed forces.

The loss of certain substantial customers could materially and adversely affect us.

During the year ended December 31, 2024, there were no direct customers or ultimate end customers whose sales exceeded 10% of our 2024 consolidated net sales. While there were no customers who exceeded 10% of our net sales in 2024, we have experienced significant concentrations of customers in prior years (see Note 14, "Segments"). Furthermore, factors that negatively impact the businesses of our major customers could materially and adversely affect us even if the customer represents less than 10% of our 2024 consolidated net sales.

We may not achieve all of the expected benefits from our restructuring programs.

Over the past three years, the Company has undertaken a series of facility consolidations around the world, as further described in "Overview - Key Factors Affecting our Business - Restructuring" in Item 7 of this Annual Report. We make certain assumptions in estimating the anticipated savings we expect to achieve related to these initiatives, which include the estimated savings from the elimination of certain headcount and the consolidation of facilities. These assumptions may turn out to be incorrect due to a variety of factors. In addition, our ability to realize the expected benefits from these programs is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. If we are unsuccessful in implementing these programs or if we do not achieve our expected results, our results of operations and cash flows could be adversely affected or our business operations could be disrupted.

FINANCIAL RISKS

There are several factors which can cause our margins to suffer.

Our margins could be substantially impacted by the following factors:

●

Declines in Selling Prices: The average selling prices for certain of our products tend to decrease over their life cycles, and customers put pressure on suppliers to lower prices even when production costs are increasing. Further, increased competition from low-cost suppliers around the world has put additional pressures on pricing. Any drop in demand for our products or increase in supply of competitive products could also cause a significant drop in our average sales prices.

●

Increases in Material Costs: While we continually strive to negotiate better pricing for components and raw materials, there are many factors that could lead to higher material costs, or premiums incurred for expedited orders, including an increase in industry demand for or supplier shortages of certain components, or inflationary pressures. Further, commodity prices, especially those pertaining to gold and copper, can be volatile. Fluctuations in these prices and other commodity prices associated with Bel's raw materials will have a corresponding impact on our profit margins.

●

Increases in Labor Costs: Wage rates, particularly in the PRC, Mexico, India and Slovakia where the majority of our manufacturing associates are located, have been gradually increasing in recent years as government-mandated increases in the minimum wage rate in these jurisdictions cause an increase in our overall pay scale. Labor costs can also be impacted by fluctuations in the exchange rates in which local wages are paid as compared to the U.S. dollar.

●

Imposition of Tariffs: Governments may impose tariffs to raise domestic revenue, protect domestic industries or exert political leverage over another country. Bel is a global organization with a material volume of shipments of raw materials, work in progress and finished goods into and out of the U.S. to and from a number of other countries, including but not limited to the PRC, Mexico, India and throughout Europe. Any new or increase in tariffs imposed either by the U.S. government on foreign imports or by a foreign government on U.S. exports related to the countries in which Bel transacts business could lead to reduced margins or increased prices that could cause decreased customer demand. For additional information regarding risks associated with tariffs and the imposition of new or increased tariff rates, see the discussion set forth below under the caption, "Changes in trade policies and tariffs and other factors beyond our control remain uncertain and may materially adversely impact our results. The imposition of new or increased tariffs and trade restrictions, particularly with respect to the PRC and Mexico, may materially adversely affect our business, financial condition, and results of operations."

Profit margins will be materially and adversely impacted if we are not able to reduce our costs of production, introduce technological innovations as sales prices decline, or pass through cost increases to customers.

Changes in trade policies and tariffs and other factors beyond our control remain uncertain and may materially adversely impact our results. The imposition of new or increased tariffs and trade restrictions, particularly with respect to the PRC and Mexico, may materially adversely affect our business, financial condition, and results of operations.

A significant portion of our electronic components, sub-assemblies, and finished products are manufactured in or sourced from the PRC and Mexico. We currently estimate that approximately 12-13% of our sales relate to product shipped from the PRC into the U.S., with an additional approximately 4% of our sales relating to product shipped from Mexico into the U.S. Additionally, as a global organization our business involves a material volume of shipments into and out of the U.S. to and from a number of other countries, including India and throughout Europe. The ongoing implementation and modification of tariffs, trade restrictions, and changes in trade agreements involving the aforementioned countries, together with general uncertainty about future changes in policy (including any new regulations, increased tariff rates, new tariffs or trade restrictions that may be implemented), could substantially increase our operating costs, reduce demand for our products and disrupt our supply chain. At this time, it remains unclear what further measures will be implemented or if additional countries may impose retaliatory tariffs. Any new or continued trade disputes or increased tensions between the U.S. and other countries, and any governmental actions, including further increases of existing tariffs or the imposition of new tariffs, may further exacerbate any increases to our operating costs, decreases in demand for our products, and disruptions to our supply chain. While we continue to implement strategies to mitigate these impacts, including diversifying our manufacturing footprint and seeking alternative suppliers, these efforts may not be fully successful and could result in increased costs, delayed shipments, and reduced margins.

Specifically regarding the PRC, recent actions by the U.S. government to impose and potentially expand tariffs on Chinese-origin goods, particularly in the electronics and semiconductor sectors, have increased our production and procurement costs. These tariffs, combined with potential retaliatory measures by Chinese authorities, could further increase the cost of our products and components or limit our ability to source critical materials and parts. Additionally, ongoing geopolitical tensions and potential expansion of export controls or restrictions on technology transfers could further complicate our supply chain operations and impact our ability to maintain competitive pricing.

With respect to our Mexican manufacturing operations and sourcing activities, changes in trade policies, including potential modifications to or withdrawal from existing trade agreements, could result in increased tariffs and other trade barriers. Such changes could necessitate significant modifications to our regional manufacturing strategy and supply chain organization, potentially resulting in supply chain disruptions and inventory management challenges leading to higher input costs, increased manufacturing costs and a potential loss of customers.

Our efforts to mitigate these risks through supply chain diversification, pricing adjustments, and operational restructuring may not be successful and could result in:

●	Reduced profit margins if we are unable to pass increased costs to customers
●	Loss of market share to competitors with different supply chain structures
●	Increased operating costs from maintaining redundant supply sources
●	Additional capital expenditures to relocate or duplicate manufacturing capabilities
●	Potential quality control challenges from new or alternate suppliers
●	Increased complexity in regulatory compliance and trade documentation

The continuation or escalation of trade tensions, particularly with the PRC and Mexico, could result in material adverse effects on our business that may not be fully mitigated by our ongoing adaptation efforts. Additionally, the uncertainty surrounding future trade policies and potential regulatory changes complicates our long-term planning and investment decisions, potentially affecting our competitive position in the global electronics market.

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

We have incurred substantial amounts of indebtedness to fund the acquisition of Enercon in 2024, and we may need to incur additional indebtedness to finance operations or for other general corporate purposes. Our consolidated principal amount of outstanding indebtedness was $287.5 million at December 31, 2024, resulting in a Leverage Ratio of 2.1x Consolidated EBITDA, each as defined and calculated in accordance with our credit agreement. Accordingly, our U.S. debt service requirements are significant in relation to our U.S. revenue and cash flow. This leverage exposes us to risk in the event of downturns in our business, in our industry or in the economy generally, and may impair our operating flexibility and our ability to compete effectively. Our current credit agreement requires us to maintain certain covenant ratios. For example, the applicable credit agreement covenant pertaining to the Leverage Ratio referenced above provides, subject to certain exceptions, that our Leverage Ratio must not exceed 3.50 to 1.00. Additionally, the interest rate that we pay under our credit agreement increases as our Leverage Ratio increases. If we do not continue to satisfy the required ratios including the Leverage Ratio or receive waivers from our lenders, we will be in default under the credit agreement, which could result in an accelerated maturity of our debt obligations. We cannot assure investors that we will be able to access private or public debt or equity on satisfactory terms, or at all. Any equity financing that could be arranged may dilute existing shareholders and any debt financing that could be arranged may result in the imposition of more stringent financial and operating covenants.

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

We are subject to, and may continue to be subject to, incremental costs, risks, and regulations associated with global environmental and sustainability initiatives. Evolving expectations relating to environmental, social and governance considerations expose us to potential liabilities, increased costs, reputational harm and other adverse effects on our business.

There is heightened public and regulatory scrutiny regarding environmental sustainability and climate impact. This increased focus has resulted in numerous international frameworks, regulatory requirements, and industry standards. In addition to general environmental risks whereby we may be adversely affected by severe weather patterns and environmental events, we face evolving compliance obligations related to sustainability reporting, carbon footprint reduction, and environmental impact mitigation. Moreover, our key customers and partners are implementing increasingly stringent environmental performance criteria within their value chains. Any actual or perceived deficiency in meeting these standards could materially impact our market position, customer relationships, and overall business performance.

Given our extensive operational presence across multiple jurisdictions, emerging environmental regulations beyond our current compliance programs could impose significant additional burdens. These may include enhanced monitoring requirements, technology upgrades, operational modifications, and expanded reporting obligations. The associated costs could materially affect our operating expenses, capital allocation decisions, and competitive position.

Regulatory frameworks continue to evolve rapidly across our key markets. The European Union's enhanced environmental reporting framework introduces comprehensive sustainability disclosure requirements affecting both domestic and international operators. In the United States, recent federal initiatives have established new environmental disclosure standards for public companies, though implementation timelines remain subject to ongoing legal review. We are actively developing compliance frameworks for these requirements, which may require substantial operational adjustments and resources.

At the state level, several jurisdictions have enacted or proposed environmental accountability legislation with varying requirements and enforcement mechanisms. These regional variations create additional complexity in maintaining comprehensive compliance programs. We anticipate increased administrative burden and compliance costs as these requirements come into effect.

Beyond regulatory compliance, we face several emerging environmental and sustainability risks, including but not limited to:

●	Operational Risks – requirements to lower greenhouse gas emissions and improve energy efficiency may necessitate changes in business operations, potentially leading to disruptions.
●	Litigation Risks – climate-related lawsuits based on corporate disclosures and/or operational practices may arise.
●	Reputational Risks – customer, investor, and stakeholder expectations regarding any climate-related commitments or goals could influence business relationships and overall market perception.

Our ability to effectively navigate these evolving environmental requirements while maintaining operational efficiency and market competitiveness may have material impacts on our financial condition, operational results, and strategic positioning.

Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance (“ESG”) considerations relating to businesses. At the same time, there are efforts by some stakeholders and policymakers to reduce companies’ attention to certain ESG-related matters. Advocates and opponents of ESG matters are increasingly resorting to a range of activism to promote their viewpoints, which may require us to incur additional costs or otherwise adversely impact our business. Some stakeholders may disagree with our goals and initiatives and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where ESG focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve any goals that we may set, further our initiatives, adhere to our public statements, comply with federal, state or international ESG laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price.

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

The Company's Restated Certificate of Incorporation, as amended, provides that if a shareholder, other than shareholders subject to specific exceptions, acquires (after the date of the Company's 1998 recapitalization) 10% or more of the outstanding Class A common stock and does not own an equal or greater percentage of all then outstanding shares of both Class A and Class B common stock (all of which common stock must have been acquired after the date of the 1998 recapitalization), such shareholder must, within 90 days of the trigger date, purchase Class B common shares, in an amount and at a price determined in accordance with a formula described in the Company's Restated Certificate of Incorporation, as amended, or forfeit its right to vote its Class A common shares. To the extent that the voting rights of particular holders of Class A common stock are suspended as of times when the Company's shareholders vote due to the above-mentioned provisions, such suspension would have the effect of increasing the voting power of those holders of Class A common shares whose voting rights are not suspended.

Our stock price, like that of many companies, has been and may continue to be volatile.

The market price of our common stock may fluctuate as a result of variations in our quarterly operating results and other factors beyond our control. These fluctuations may be exaggerated if the trading volume of our common stock is low. The market price of our common stock may rise and fall in response to a variety of other factors, including:

●	announcements of technological or competitive developments;
●	general market or economic conditions;
●	market or economic conditions specific to particular geographical areas in which we operate;
●	acquisitions or strategic alliances by us or our competitors;
●	our ability to achieve our anticipated cost savings from announced restructuring programs;
●	the gain or loss of a significant customer or order;
●	changes in the amount or frequency of our payments of dividends or repurchases of our common stock; or
●	changes in estimates of our financial performance or changes in recommendations by securities analysts regarding us or our industry.

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

We manufacture in 8 countries, and our products are distributed in those countries as well as in other parts of the world. A large portion of our manufacturing operations are located outside of the United States and a large portion of our sales are generated outside of the United States. Operations outside of the United States, particularly operations in developing regions, are subject to various risks that may not be present or as significant for our U.S. operations. Economic uncertainty in some of the geographic regions in which we operate, including developing regions, could result in the disruption of commerce and negatively impact cash flows from our operations in those areas.

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

●	Social plans that prohibit or increase the cost of certain restructuring actions;
●	The potential for nationalization of enterprises or facilities;
●	Unsettled political conditions and possible terrorist attacks against U.S. or other interests; and
●	Intergovernmental and other conflicts or actions, including, but not limited to, armed conflict, such as the ongoing military conflicts between Ukraine and Russia, as well as between Israel and its adversaries in the Middle East.

As a multi-national company, we are faced with increased complexities due to recent changes to the U.S. corporate tax code relating to our unremitted foreign earnings, potential revisions to international tax law treaties, and renegotiated trade deals. In addition, other events, such as the ongoing discussion and negotiations concerning varying levels of tariffs on product imported from the PRC, Mexico, India and throughout Europe also create a level of uncertainty. If we are unable to anticipate and effectively manage these and other risks, it could have a material and adverse effect on our business, our consolidated results of operations and consolidated financial condition.

For additional information regarding risks associated with our operations in the PRC, see the discussion set forth above under the caption, "We have substantial manufacturing operations located in the PRC, which exposes us to significant risks that could materially and adversely affect our business, operations, consolidated financial condition and consolidated results of operations." For additional information regarding risks associated with our operations in Israel, see the discussion set forth above under the caption, "We may face risks related to conducting business in Israel."

Cybersecurity risk and the failure to maintain the integrity of our operational or security systems or infrastructure, or those of third parties with which we do business, could have a material adverse effect on our business, consolidated financial condition and consolidated results of operations.

Cybersecurity threats, including but not limited to malware, phishing, credential harvesting, ransomware and other attacks, are rapidly evolving and are becoming increasingly sophisticated, making it difficult to detect and prevent such threats from impacting the Company. Our Company has seen an increased volume of cybersecurity threats and ransomware attempts in 2024 and expects to continue to experience cybersecurity threats from time to time, which pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data.  Artificial intelligence ("AI") increases cybersecurity risks due to attacks crafted using AI including more effective phishing, false voice or image attacks. There are additional risks associated with utilization of technologies or applications the functionality of which relies upon externalizing data into public AI platforms, including the potential for unauthorized access or manipulation of sensitive information. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cybersecurity attacks or security breaches of our networks, systems or applications, could result in the loss of customers and business opportunities, legal liability, regulatory fines, penalties or intervention, other litigation, regulatory and legal risks and the costs associated therewith, reputational damage, reimbursement or other compensatory costs, remediation costs, increased cybersecurity protection costs, additional compliance costs, increased insurance premiums, and lost revenues, damage to the Company's competitiveness, stock price, and long-term shareholder value, any of which could materially adversely affect our business, financial condition and results of operations. While we attempt to mitigate these risks, our systems, networks, products, solutions and services remain potentially vulnerable to advanced and persistent threats. We also maintain and have access to sensitive, confidential or personal data or information in certain of our businesses that is subject to privacy and security laws and regulations. Despite our efforts to protect such sensitive, confidential or personal data or information, our facilities and systems and those of our customers and third-party service providers may be vulnerable to security breaches, theft, fraud, misplaced or lost data, “Acts of God”, programming and/or human errors that could lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our consolidated financial condition and consolidated results of operations.

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

Item 1B.   Unresolved Staff Comments

None.

Item 1C.   Cybersecurity

Bel employs a full-time Cybersecurity Expert who reports directly into our Global Head of IT and Cybersecurity Services. During 2024, the Company worked with third-party cybersecurity specialists to continually enhance the programs Bel has in place. These relationships involve regular communication and collaboration between the Bel cybersecurity team and our third-party providers to share threat intelligence and implement proactive measures to safeguard our systems and data. The Company has continued to invest in IT security, including additional end-user training, using layered defenses, identifying, and protecting critical assets, strengthening monitoring and alerting, and engaging experts. Our cybersecurity team regularly monitors alerts and meets to discuss threat levels, trends, and remediation. Further, we conduct periodic external penetration tests. In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with the use of third-party service providers that host our applications. The internal business owners of the hosted applications are required to document user access reviews at least annually and provide from the vendor a System and Organization Controls (SOC) 1 or SOC 2 report. Third-party contractors or vendors that require access to our network are given specific limited access to only the specific resource. The access provided expires automatically after a period determined by the project and must follow all Company security measures.

The Audit Committee of the Board of Directors is responsible for overseeing the management of cybersecurity risks. The Audit Committee is informed about cybersecurity risks through quarterly reports from the Global Head of IT and Cybersecurity Services and, as necessary, to the full Board. The Audit Committee also reviews and approves the company’s cybersecurity policies and the Company’s Global Head of IT and Cybersecurity Services is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Board. This includes our overall information security strategy, policy, security engineering, operations and cyber incident detection and response reporting in alignment with Company policies. The current Global Head of IT and Cybersecurity Services has more than 16 years of information technology and program management experience which includes information security, and others on our IT security team have extensive cybersecurity experience and certifications.

Item 2.   Properties

The Company is headquartered in West Orange, New Jersey. The Company occupies 304,000 square feet of non-manufacturing space, which is used primarily for management, financial accounting, engineering, sales and administrative support. Of this space, the Company leases 197,000 square feet and owns properties of 107,000 square feet.

The Company also operated manufacturing facilities in 8 countries as of December 31, 2024, as detailed below. Approximately 14% of the 2.3 million square feet the Company occupies is owned while the remainder is leased. See Note 19, "Commitments and Contingencies", for additional information pertaining to leases.

The following is a list of the locations of the Company's principal manufacturing facilities at December 31, 2024:

Location	Approximate Square Feet	Product Group Produced at Facility	Owned/ Leased	Percentage Used for Manufacturing

Dongguan, PRC	661,000	Magnetic Solutions	Leased	36%
Pingguo, PRC	27,000	Magnetic Solutions	Leased	39%
Shenzhen, PRC	227,000	Power Solutions & Protection	Leased	100%
Zhongshan, PRC	153,000	All three product groups	Leased	39%
Zhongshan, PRC	118,000	All three product groups	Owned	100%
Zhongshan, PRC	78,000	All three product groups	Owned	100%
Guangxi, PRC	243,000	Magnetic Solutions	Leased	54%
Mumbai, India	53,000	Power Solutions & Protection	Leased	66%
Dubnica nad Vahom, Slovakia	35,000	Power Solutions & Protection	Owned	100%
Dubnica nad Vahom, Slovakia	70,000	Power Solutions & Protection	Leased	100%
Worksop, United Kingdom	51,000	Connectivity Solutions	Leased	83%
Chelmsford, United Kingdom	17,000	Connectivity Solutions	Leased	80%
Dominican Republic	33,000	Magnetic Solutions	Leased	85%
Cananea, Mexico	30,000	Connectivity Solutions	Leased	60%
Reynosa, Mexico	88,000	Connectivity Solutions	Leased	56%
Glen Rock, Pennsylvania	74,000	Connectivity Solutions	Owned	60%
Waseca, Minnesota	128,000	Connectivity Solutions	Leased	83%
McAllen, Texas	40,000	Connectivity Solutions	Leased	56%
Melbourne, Florida	13,000	Connectivity Solutions	Leased	64%
Belmont, New Hampshire	16,000	Power Solutions & Protection	Leased	90%
Haryana, India	36,000	Power Solutions & Protection	Leased	90%
Netanya, Israel	60,000	Power Solutions & Protection	Leased	70%
	2,251,000

Of the space described above, 428,000 square feet is used for engineering, warehousing, sales and administrative support functions at various locations and 406,000 square feet is designated for dormitories, canteen and other employee related facilities in the PRC.

The Territory of Hong Kong became a Special Administrative Region ("SAR") of the PRC during 1997. The territory of Macao became a SAR of the PRC at the end of 1999. Management cannot presently predict what future impact the current status of these territories, along with evolving political landscape in the region, will have on the Company, if any, or how the political climate in the PRC will affect the Company's contractual arrangements in the PRC (including risks arising out of any changes in governmental and economic policy, such as increased or new tariffs, and current or additional trade restrictions, and the potential for adverse developments arising out of any political or economic instability related to Hong Kong or Taiwan).  A significant portion of the Company's manufacturing operations and approximately 30.8% of its identifiable assets are located in Asia.

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

Holders

As of January 31, 2025, there were 29 registered shareholders of the Company's Class A Common Stock and 217 registered shareholders of the Company's Class B Common Stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our Class A and Class B Common Stock is held in "street name" by brokers.

Dividends

During the years ended December 31, 2024, 2023 and 2022, the Company declared dividends on a quarterly basis at a rate of $0.06 per Class A share of common stock and $0.07 per Class B share of common stock totaling $3.5 million in 2024, $3.5 million in 2023 and $3.4 million in 2022. On February 1, 2025, the Company paid a dividend to all shareholders of record at January 15, 2025 of Class A and Class B Common Stock in the total amount of $0.1 million ($0.06 per share) and $0.7 million ($0.07 per share), respectively. On February 12, 2025, Bel's Board of Directors declared a dividend in the amount of $0.06 per Class A common share and $0.07 per Class B common share which is scheduled to be paid on May 1, 2025 to all shareholders of record at April 15, 2025.

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

Stock Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act.

The following graph shows, for the five years ended December 31, 2024, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2019 in Bel Fuse Inc. Class B common stock. The graph compares this return ("Bel") with that of comparable investments assumed to have been made on the same date in: (a) Russell 2000 Index and (b) a group of companies in our industry, consisting of Nasdaq listed stocks (U.S. and foreign) with SIC codes 3670-3679, Electronic Components & Accessories. Total return for each assumed investment assumes the reinvestment of all dividends on December 31 of the year in which the dividends were paid.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 2024

	2019	2020	2021	2022	2023	2024
Bel Fuse Inc.	$100.00	$75.20	$65.93	$170.57	$348.28	$431.96
Russell 2000 Index	100.00	118.36	134.57	105.56	121.49	133.67
Nasdaq Stocks (SIC 3670-3679 US + Foreign) Electronic Components & Accessories	100.00	45.14	39.83	19.50	34.70	58.16

Issuer Purchases of Equity Securities

On February 21, 2024, the Company’s Board of Directors authorized and the Company publicly announced a $25.0 million share repurchase program (the “Repurchase Program”). The Repurchase Program authorizes the repurchase of up to $25.0 million of shares of outstanding Class A Common Stock and Class B Common Stock. The aggregate $25.0 million available for repurchases under the Repurchase Program has been sub-allocated for purchases of Class A shares and Class B shares in portions of $4.0 million and $21.0 million, respectively, prorated to take into account the number of outstanding shares of each respective class. Shares of Common Stock may be repurchased pursuant to the Repurchase Program in open market, privately negotiated or block transactions or otherwise from time to time, depending upon market conditions and other factors, and in accordance with applicable law and regulations. The Repurchase Program has no expiration date. The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares, and the Repurchase Program may be suspended or terminated at any time. As of December 31, 2024, the program-to-date repurchases amounted to 26,326 Class A shares at an aggregate purchase price of $1.9 million and 235,821 Class B shares at an aggregate purchase price of $14.1 million. There were no repurchases of our equity securities during the three months ended December 31, 2024. Approximately $2.1 million of Class A shares and $6.9 million of Class B shares are yet to be purchased under this plan.

Item 6.   [Reserved]

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A") should be read in conjunction with the Company's consolidated financial statements and the notes related thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results, causes or trends will necessarily continue in the future. See "Cautionary Notice Regarding Forward-Looking Information" above for further information. Also, when we cross reference to a "Note," we are referring to our "Notes to Consolidated Financial Statements," unless the context indicates otherwise. All amounts and percentages are approximate due to rounding.

Overview

Our Company

We design, manufacture and market a broad array of products that power, protect and connect electronic circuits. These products are primarily used in the defense, commercial aerospace, networking, telecommunications, computing, general industrial, high-speed data transmission, transportation and eMobility industries. Bel's portfolio of products also finds application in the automotive, medical, broadcasting and consumer electronics markets.

We operate through three product group segments. In 2024, 46% of the Company's revenues were derived from Power Solutions and Protection, 41% from Connectivity Solutions and 13% from our Magnetic Solutions operating segment.

Our operating expenses are driven principally by the cost of labor where the factories that Bel uses are located, the cost of the materials that we use and our ability to effectively and efficiently manage overhead costs. As labor and material costs vary by product line and region, any significant shift in product mix can have an associated impact on our costs of sales. Costs are recorded as incurred for all products manufactured. Such amounts are determined based upon the estimated stage of production and include labor cost and fringes and related allocations of factory overhead. Our products are manufactured at various facilities in the U.S., Mexico, Israel, India, the Dominican Republic, the United Kingdom, Slovakia and the PRC.

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

Key Factors Affecting our Business

The Company believes the key factors affecting Bel's 2024 and/or future results include the following:

●

Revenues – The Company's revenues decreased by $105.0 million, or 16.4%, in 2024 as compared to 2023. By product segment, Power Solutions and Protection sales decreased by 21.8%, Connectivity Solutions sales increased by 4.7% and Magnetic Solutions sales decreased by 40.2%.

●

Backlog – Our backlog of orders totaled $381.6 million at December 31, 2024, representing a decrease of $8.5 million, or 2%, from December 31, 2023. From 2023 to the 2024 year-end, the backlog for our Power Solutions and Protection (excluding Enercon) products decreased by 44%, due to a reduction in demand within the networking end market and in the distribution channel. Enercon backlog at December 31, 2024 was $119 million. Our Magnetic Solutions backlog decreased by 13%, primarily due to reduced order volume from a large networking customer. The backlog for our Connectivity Solutions products decreased by $8.2 million (7%) in 2024 from the 2023 level, due to reduced demand from customers in the networking and industrial end markets partially offset by an increase in demand from our military customers.

●

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

●

Pricing and Availability of Materials – There has been some stabilization of raw materials pricing in 2024; however overall, our cost of materials remains elevated. Supply constraints have eased related to components that constitute raw materials in our manufacturing processes, particularly with capacitors, resistors and Integrated circuits ("IC's"). Sharp increases in metal commodity prices, particularly copper and gold over the years continues to impact cost structures and supplier pricing. Lead times are still above normal though suppliers are now meeting the agreed delivery deadlines with more regularity. Additionally, our access to parts or materials, and our ability to contract with suppliers utilized previously, may be limited or prohibited from time to time by trade restrictions or other legal or regulatory enactments. We anticipate continued downward pressure on our Power sales given trade restrictions on one of our former suppliers previously utilized for this segment, which had historically supported approximately $3 to $4 million per quarter of our sales into the consumer end market. We are currently evaluating alternative manufacturing options for the components previously supplied by this manufacturer. To the extent our suppliers in the PRC are negatively impacted by new or amended regulations, any such negative implications could adversely impact our supply chain, including in the form of increased costs, disruptions, shortages or unavailability of product or component parts, and/or other deleterious consequences, which could materially adversely affect our business and operating results. Further, governments may impose tariffs to raise domestic revenue, protect domestic industries or exert political leverage over another country. We are a global organization with a material volume of shipments of raw materials, work in progress and finished goods into and out of the U.S. to and from a number of other countries, including but not limited to the PRC, Mexico, India and throughout Europe. Any new or increase in tariffs imposed either by the U.S. government on foreign imports or by a foreign government on U.S. exports related to the countries in which we transact business could lead to reduced margins or increased prices that could cause decreased customer demand. The preceding discussion about pricing and availability of materials contains Forward-Looking Statements. See "Cautionary Notice Regarding Forward-Looking Information."

●

Labor Costs – Labor costs as a percentage of sales fluctuate based upon our product mix, with our Magnetic Solutions segment sales comprised largely of labor-intensive ICM products. Further, our labor costs in the PRC, Mexico and Israel are largely paid in local currencies and any significant fluctuations in these exchange rates versus the U.S. dollar will have an impact on our labor costs. By segment, our Magnetic Solutions segment is most impacted by fluctuations in the exchange rates of the Chinese renminbi versus the U.S. dollar; our Connectivity Solutions segment is most impacted by fluctuations in the exchange rate of the Mexican peso versus the U.S. dollar; and our Power Solutions and Protection segment is most impacted by fluctuations in the exchange rates of the Chinese renminbi and the Israeli shekel versus the U.S. dollar. In addition to foreign exchange rate exposure, our labor costs are also subject to government-regulated minimum wage increases in the countries in which we operate. On January 1, 2025, minimum wage increases went into effect at our factory in PRC and are expected to result in approximately $0.4 million of higher labor costs at that facility in 2025 as compared to 2024. The preceding discussion about labor costs, including our estimates of expected costs associated with increases, contains Forward-Looking Statements. See "Cautionary Notice Regarding Forward-Looking Information."

●

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

●

Restructuring –In late 2023, we initiated a restructuring initiative within our Connectivity segment related to the transition of certain manufacturing from our Glen Rock, Pennsylvania facility to other existing Bel sites (the “Glen Rock initiative”). During the third quarter of 2024, we initiated a restructuring initiative within our Power segment related to the transition of our fuse manufacturing to other existing sites (the "Fuse initiative"). In addition to the Fuse initiative and the Glen Rock initiative, the Company also implemented headcount reductions within our Magnetics segment in response to the lower sales volume in recent quarters within that segment. In connection with these initiatives, the Company incurred $3.5 million of restructuring costs during the year ended December 31, 2024 which primarily consisted of severance costs. The Glen Rock initiative was largely complete by the end of 2024 at a total cost to implement of $0.8 million (almost all of which was incurred during the year ended December 31, 2024). Annual cost savings related to the Glen Rock initiative are estimated at $3.1 million (of this annualized amount, $1.5 million was realized throughout 2024, with the incremental $1.6 million to be realized in 2025). The Fuse initiative is expected to be complete by the end of the first quarter of 2025 at a total cost to implement of $4.2 million (of which $2.0 million was incurred in the year ended December 31, 2024, with the balance to be incurred in early 2025). Annual cost savings related to the Fuse initiative are estimated at $1.8 million and are expected to be realized beginning in the second quarter of 2025. The Company will continue to review its operations to optimize the business, which may result in restructuring costs being recognized in future periods. The preceding statements about restructuring initiatives, including our projections and estimates, represent Forward-Looking Statements. See "Cautionary Notice Regarding Forward-Looking Information."

●

Impact of Foreign Currency – As further described below in this "Impact of Foreign Currency" discussion, during 2024, labor and overhead costs were $0.4 million lower than in 2023 due to favorable foreign exchange environment involving the Chinese renminbi and the Mexican peso, partially offset by unfavorable foreign exchange fluctuations due to the Israeli shekel as compared to the prior year period. Also as described below in the discussion captioned "Inflation and Foreign Currency Exchange", the Company realized foreign exchange transactional losses of $1.9 million during 2024, due to the fluctuation of the spot rates of certain currencies in effect when translating our balance sheet accounts at December 31, 2024 versus those in effect at December 31, 2023. Since Bel is a U.S. domiciled company, our foreign currency-denominated financial results are translated into U.S. dollars. Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results and the revaluation of certain intercompany as well as third-party transactions to and from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact to our consolidated statements of operations and cash flows. We were favorably impacted by transactional foreign exchange gains in 2024 due to the depreciation of the Chinese renminbi and Mexican peso against the U.S. dollar, which was largely offset by an appreciation of the Israeli shekel against the U.S. dollar, as compared to exchange rates in effect during 2023. We have significant manufacturing operations located in the PRC, Mexico and Israel where labor and overhead costs are paid in local currency. As a result, the U.S. dollar equivalent costs of these operations were approximately $0.7 million lower in the PRC, and $0.5 million lower in Mexico, largely offset by higher costs in Israel of approximately $0.8 million, in 2024 as compared to 2023. The Company monitors changes in foreign currencies and has historically implemented additional foreign currency forward contracts, and may continue to implement pricing actions to help mitigate the impact that changes in foreign currencies may have on its consolidated operating results. The preceding sentence represents a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Information."

●

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

Results of Operations - Summary by Operating Segment

Net Sales and Gross Margin

The Company's net sales and gross margin by major product line for the years ended December 31, 2024, 2023 and 2022 were as follows (dollars in thousands):

	Years Ended
	December 31,
	Net Sales			Gross Margin
	2024	2023	2022	2024	2023	2022
Power solutions and protection	$245,551	$314,105	$288,366	42.4%	38.1%	30.5%
Connectivity solutions	220,370	210,572	187,085	37.1%	34.2%	25.9%
Magnetic solutions	68,871	115,136	178,782	25.3%	22.0%	27.6%
	$534,792	$639,813	$654,233	37.8%	33.7%	28.0%

2024 as Compared to 2023

Power Solutions and Protection:

Sales of our Power Solutions and Protection products were lower by $68.6 million in 2024 as compared to 2023. This decrease was primarily due to lower sales of our front-end power products and board mount power products of $45.3 million and $9.5 million, respectively, both of which are used in networking and datacenter applications. Sales of our CUI products were down by $21.2 million in 2024 as compared to 2023 due to the loss of sales in connection with a trade restriction placed on one of our suppliers in the PRC. Further, sales of product into the eMobility end market decreased by $12.9 million as compared to 2023. These decreases were offset in part by an increase in sales of our rail products by $11.8 million as compared to 2023. Raw material expedite fee revenue for this segment totaled $0.1 million in 2024 as compared to $14.9 million in 2023. Enercon contributed $20.8 million of military, aerospace and defense applications sales in the last two months of 2024. Gross margin improved in 2024 as compared to 2023 as a result of the Enercon acquisition, favorable exchange rates with the Chinese renminbi versus the U.S. dollar, a lower volume of low-margin expedite fees and a favorable shift in product mix.

Connectivity Solutions:

Sales of our Connectivity Solutions products increased by $9.8 million (4.7%) in 2024 as compared to 2023. This increase was primarily due to an increase in sales into the commercial aerospace end market of $3.6 million (6.8%) in 2024 as compared to 2023. Sales into our military end market also grew by $2.3 million (5.2%) in 2024 as compared to 2023. We also experienced an increased volume of Connectivity Solutions products sold through our distribution channels in 2024 of $2.3 million (2.9%) compared to 2023. Gross margin for 2024 was favorably impacted by pricing actions on certain contract renewals, operational efficiencies from the facility consolidations completed in 2023 and a favorable fluctuation in exchange rates between the U.S. dollar and Mexican peso in 2024 versus 2023. These factors were partially offset by higher wage rates in Mexico in 2024 as compared to 2023.

Magnetic Solutions:

Sales of our Magnetic Solutions products declined by $46.3 million during 2024 as compared to 2023. Reduced demand for our ICM products from our networking customers and through our distribution channels was the primary driver as we believe these customers continue to work through inventory on hand. Recent facility consolidations in the PRC, diligent cost management, product mix and a favorable exchange rate with the Chinese renminbi versus the U.S. dollar, were the primary drivers of gross margin expansion for this product group in 2024 as compared with 2023, despite the decline in revenue.

2023 as Compared to 2022

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

Connectivity Solutions:

Sales of our Connectivity Solutions products increased by $23.5 million (12.6%) in 2023 as compared to 2022. These increases were primarily due to an increase in sales into the commercial aerospace end market of $22.2 million (71%) in 2023 as compared to 2022. Sales into our military end market also grew by $8.8 million (24%) in 2023 as compared to 2022. We also experienced an increased volume of Connectivity Solutions products sold through our distribution channels in 2023 compared to 2022. These sales increases were offset in part by a decline in sales of passive connector and cabling products used in the industrial premise wiring and 5G/IoT markets of $11.0 million (29.0%) for 2023 as compared to 2022. Gross margins for the 2023 periods presented above were favorably impacted by the higher overall sales volume, pricing actions and operational efficiencies implemented during 2023, partially offset by higher wage rates in Mexico and an unfavorable fluctuation in exchange rates between the U.S. dollar and Mexican peso in 2023 as compared to 2022.

Magnetic Solutions:

Sales of our Magnetic Solutions products declined by $63.6 million during 2023 as compared to 2022. Reduced demand for our Magnetic Solutions products from our networking customers and through our distribution channels has been the primary driver as we believe these customers continue to work through inventory on hand. The lower sales volume and favorable exchange rates with the Chinese renminbi versus the U.S. dollar, were the primary drivers of gross margin reduction for this product group in 2023 compared with 2022.

Cost of Sales

Cost of sales as a percentage of net sales for the years ended December 31, 2024, 2023 and 2022 consisted of the following:

	Years Ended
	December 31,
	2024	2023	2022
Material costs	29.7%	40.8%	45.4%
Labor costs	7.8%	6.6%	8.3%
Other expenses	24.7%	18.9%	18.3%
Total cost of sales	62.2%	66.3%	72.0%

2024 as Compared to 2023

Material costs as a percentage of sales during 2024 were lower compared to 2023, due to a shift in product mix, the stabilization of raw material pricing, shorter lead times, and better procurement efforts. Labor costs in 2024 as a percentage of sales have increased compared to 2023 due to lower sales volume, a shift in product mix in 2024 compared to the previous year, and the increase in statutory minimum wage rate in Mexico. This increase in labor cost was partially offset by lower labor costs in the PRC due to the favorable fluctuation in the Chinese renminbi exchange rate versus the U.S. dollar.

The other expenses noted in the table above include fixed cost items such as support labor and fringe, depreciation and amortization, and facility costs (i.e. rent, utilities, insurance). In total, these other expenses within cost of sales have decreased by $1.5 million in 2024 as compared to 2023. As a percentage of sales, other expenses increased due to the lower sales volume in 2024 as compared to 2023.

2023 as Compared to 2022

Material costs as a percentage of sales during 2023 came down compared to 2022, as pricing actions helped to offset the continued heightened cost of certain raw materials. Labor costs in 2023 as a percentage of sales decreased significantly from 2022 due to a variety of factors, including the shift in product mix resulting in a lower consolidated percentage of sales from of our labor-intensive Magnetic products, lower labor costs in the PRC due to the favorable fluctuation in the Chinese renminbi exchange rate versus the U.S. dollar, and the restructuring and efficiency programs implemented throughout 2023 in our Connectivity Solutions segment. The reduction in labor costs were partially offset by the unfavorable fluctuation of the Mexican Peso exchange rate versus the U.S. dollar in 2023 versus 2022.

The other expenses noted in the table above include fixed cost items such as support labor and fringe, depreciation and amortization, and facility costs (i.e. rent, utilities, insurance). In total, these other expenses were largely the same in 2023 as compared to 2022 as the benefits realized on cost savings initiatives were offset by higher costs from the redundant operations in the PRC that were in place while our facility consolidation project was underway for much of 2023.

Research and Development ("R&D")

R&D expenses were $23.6 million, $22.5 million and $20.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. The increase noted in R&D expenses during 2024 compared to 2023 is largely due to higher salaries, benefits, product development costs and R&D expense of the 2024 Enercon acquisition, which have been included in Bel's results since its acquisition date. The increase noted in R&D expenses during 2023 compared to 2022 is largely due to higher salaries, benefits, and product development costs.

Selling, General and Administrative Expenses ("SG&A")

2024 as Compared to 2023

SG&A expenses were $110.6 million in 2024 as compared with $99.1 million in 2023. The primary drivers for the increase in SG&A during 2024 related to acquisition-related costs within SG&A of $10.9 million in connection with the acquisition of Enercon, and $2.5 million of SG&A expenses attributable to the acquired business for the two months of 2024 under Bel ownership. Excluding these items related to Enercon, legacy-Bel SG&A expenses declined due to lower legal fees, as well as lower incentive compensation, commissions and business promotion expenses in 2024, as compared to 2023 due to the lower sales base in the 2024 period.

2023 as Compared to 2022

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

Restructuring Charges

The Company recorded $3.5 million of restructuring charges in 2024 largely in connection with the Glen Rock initiative and the Fuse initiative, as further described in "Overview - Key Factors Affecting our Business - Restructuring" above. In 2023, the Company recorded $10.1 million of restructuring charges largely in connection with the four facility consolidation projects in the U.S., UK and PRC. In 2022, the Company recorded $7.3 million of restructuring charges related to these same four facility consolidation projects in the U.S., UK and PRC.

Gain on Sale of Properties

During 2023, the Company recorded a gain of $3.8 million related to the sale of one of its properties in Jersey City, New Jersey. In 2022, a gain of $1.6 million was recorded in connection with the sale of a separate property in Jersey City.

Interest Expense

2024 as Compared to 2023

The Company incurred interest expense of $4.1 million in 2024 and $2.9 million in 2023 primarily due to its outstanding borrowings under the Company's credit agreement. The increase in interest expense during 2024 related to a increase in debt balance in the fourth quarter of 2024 due to Enercon acquisition (see Note 3, “Acquisition and Divestiture” for additional details). See "Liquidity and Capital Resources" and Note 11, "Debt" for further information on the Company's outstanding debt.

2023 as Compared to 2022

The Company incurred interest expense of $2.9 million in 2023 and $3.4 million in 2022 primarily due to its outstanding borrowings under the Company's credit agreement. The lower interest expense during 2023 related to a lower debt balance throughout 2023 as compared to 2022.

Interest Income

The Company earned interest income of $4.8 million in 2024, $1.7 million in 2023, and $0.2 million in 2022, primarily related to its investments in U.S. Treasury Bills during the 2023 and 2024 periods.

Other Expense, Net

2024 as Compared to 2023

Other expense, net was a net expense of $3.2 million in 2024 compared to a net expense of $4.5 million in 2023. The net expense in 2024 was comprised of a foreign exchange loss of $1.9 million, $0.6 million of losses associated with Bel's investment in innolectric and $2.0 million of stamp duty fees related to Enercon; partially offset by a gain of $1.3 million related to the Company's SERP investments. The net expense in 2023 was comprised of a foreign exchange loss of $1.4 million, the loss on liquidation of a foreign subsidiary of $2.7 million, $0.8 million of losses associated with Bel's investment in innolectric and $0.8 million of other expense; partially offset by a gain of $1.2 million related to the Company's SERP investments.

2023 as Compared to 2022

Other expense, net was a net expense of $4.5 million in 2023 compared to a net expense of $2.9 million in 2022. The net expense in 2023 was comprised of a foreign exchange loss of $1.4 million, the loss on liquidation of a foreign subsidiary of $2.7 million, $0.8 million of losses associated with Bel's investment in innolectric and $0.8 million of other expense; partially offset by a gain of $1.2 million related to the Company's SERP investments. The net expense in 2022 was comprised of a foreign exchange loss of $2.2 million in 2022 related to the Company's SERP investments and $1.0 million of other expense; partially offset by foreign exchange gains of $0.3 million.

Income Taxes

The Company’s effective tax rate will fluctuate based on the geographic regions in which the pretax profits are earned. Of the jurisdictions in which the Company operates, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of the Company’s three geographic regions. See Note 10, “Income Taxes.”

2024 as Compared to 2023

The provision for income taxes for the years ended December 31, 2024 and 2023 was$12.6 million and $9.5 million, respectively. The Company’s earnings before income taxes for the year ended December 31, 2024 were approximately $21.5 million lower as compared with the year ended December 31, 2023, primarily attributable to a decrease in income in the Asia and North America regions. The Company’s effective tax rate was 20.5% and 11.4% for the years ended December 31, 2024 and 2023, respectively. The change in the effective tax rate during the year ended December 31, 2024 as compared to 2023 is primarily attributable to an increase in tax expense relating to valuation allowances and prior period accruals, as well as a decrease in the tax benefit relating to the reversal of uncertain tax positions resulting from the expiration of certain statutes of limitations.

2023 as Compared to 2022

The provision for income taxes for the years ended December 31, 2023 and 2022 was $9.5 million and $6.4 million, respectively. The Company’s earnings before income taxes for the year ended December 31, 2023, were approximately $24.2 million higher as compared with the year ended December 31, 2022, primarily attributable to an increase in income in the Asia and North America regions. The Company’s effective tax rate was 11.4% and 10.8% for the years ended December 31, 2023 and 2022, respectively. The change in the effective tax rate during the year ended December 31, 2023, as compared to 2022 is primarily attributable to an increase in tax expense resulting from higher U.S. income, which was offset by a benefit resulting from the impact of permanent differences on U.S. activities, as well as an increase in the tax benefit relating to the reversal of uncertain tax positions resulting from the expiration of certain statutes of limitations.

Other Tax Matters

The Company has a portion of its products manufactured on the mainland of the PRC where Bel is not subject to corporate income tax on manufacturing services provided by third parties. Hong Kong has a territorial tax system which imposes corporate income tax at a rate of 16.5% on income from activities solely conducted in Hong Kong.

The Company holds an offshore business license from the government of Macao. With this license, a Macao offshore company named Bel Fuse (Macao Commercial Offshore) Limited ("Bel Fuse Macao") has been established to handle the Company’s sales to third-party customers in Asia. Sales by this company primarily consist of products manufactured in the PRC. Bel Fuse Macao is subject to Macao's corporate tax rate of 12% on income from activities solely conducted in Macao.

Due to the practicality of determining the deferred taxes on outside basis differences in our investments in our foreign subsidiaries, management has not provided for deferred taxes on outside basis differences at December 31, 2024 and deemed that these basis differences will be indefinitely reinvested.

Inflation and Foreign Currency Exchange

During the past two years, we do not believe the effect of inflation was material to our consolidated financial position or our consolidated results of operations. We are exposed to market risk from changes in foreign currency exchange rates. Fluctuations of the U.S. dollar against other major currencies have not significantly affected our foreign operations as most sales continue to be denominated in U.S. dollars or currencies directly or indirectly linked to the U.S. dollar. Most significant expenses, including raw materials, labor and manufacturing expenses, are incurred primarily in U.S. dollars, Mexican pesos, the Chinese renminbi or the Israeli shekel, and to a lesser extent in British pounds, or Indian rupees. The Mexican pesos depreciated by 3%, the Euro was flat, the British pound appreciated by 2%, and the Indian rupee and the Chinese renminbi each depreciated by 2% versus the U.S. dollar in 2024 compared to 2023. To the extent the renminbi, peso or shekel appreciate in future periods, it could result in the Company's incurring higher costs for most expenses incurred in the PRC, Mexico and Israel. The Company periodically uses foreign currency forward contracts to manage its short-term exposures to fluctuations in operational cash flows resulting from changes in foreign currency exchange rates as further described in Note 13, "Derivative Instruments and Hedging Activities". The Company's European entities, whose functional currencies are Euros and British pounds, enter into transactions which include sales that are denominated principally in Euros, British pounds and various other European currencies, and purchases that are denominated principally in U.S. dollars and British pounds. Such transactions, as well as those related to our multi-currency intercompany payable and receivable transactions, resulted in a net realized and unrealized currency exchangeloss of $1.9 million in 2024, a loss of $1.4 million in 2023 and a gain of $0.3 million in 2022 which were included in other expense, net on the consolidated statements of operations. Translation of subsidiaries' foreign currency financial statements into U.S. dollars resulted in translation adjustments, net of taxes, of ($5.5) million and $6.7 million for the years ended December 31, 2024 and 2023, respectively, which are included in accumulated other comprehensive loss on the consolidated balance sheets.

Liquidity and Capital Resources

Our principal sources of liquidity include $68.3 million of cash and cash equivalents at December 31, 2024, $1.0 million of held to maturity investments in U.S. Treasury securities, cash provided by operating activities and borrowings available under our credit facility. We expect to use this liquidity for operating expenses, investments in working capital, capital expenditures, interest, taxes, dividends, debt obligations and other long-term liabilities. We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, both in the next twelve months and in the longer term.

Cash Flow Summary

During the year ended December 31, 2024, the Company's cash and cash equivalents decreased by $21.1 million.  This decrease was primarily due to the following:

●	payment for Enercon acquisition of $320.5 million;
●	purchase of common stock of $16.1 million;
●	repayment of long-term debt of $15 million;
●	dividend payments of $3.5 million;
●	deferred financing costs of $1.7 million;
●	purchases of property, plant and equipment of $14.1 million; and
●	purchases of held to maturity and marketable securities of $131.3 million; partially offset by
● net cash provided by operating activities of $74.1 million;
● proceeds of long-term debt of $242.5 million;
● proceeds from held to maturity securities of $167.9 million; and
● proceeds from the sale of property, plant and equipment of $0.9 million.

During the year ended December 31, 2024, accounts receivable decreased by $6.8 million primarily due to the lower sales volume in 2024 as compared to 2023. Days sales outstanding (DSO) increased to 68 days at December 31, 2024 from 55 days at December 31, 2023. Inventories increased by $24.8 million from the December 31, 2023 level primarily due to the inclusion of Enercon's inventory balance at December 31, 2024 of $42.7 million. Inventory turns were 2.1 times for the year ended December 31, 2024 and 3.1 times for the year ended December 31, 2023. Given the nature of Enercon’s manufacturing process and low unit quantity per order, a higher value of inventory is kept on hand for longer periods of time, with Enercon’s inventory turns being 1.6 times, bringing Bel’s consolidated inventory turn level down substantially.

During the year ended December 31, 2023, the Company's cash and cash equivalents increased by $19.1 million. This increase was primarily due to cash provided by operating activities of $108.3 million, proceeds from the sale of property, plant and equipment of $6.0 million, proceeds from held to maturity securities of $19.9 million, and proceeds from the sale of our business in the Czech Republic of $5.1 million; partially offset by the purchases of held to maturity and marketable securities of $60.0 million, payments for our equity method investment in innolectric of $10.3 million, purchases of property, plant and equipment of $12.1 million, dividend payments of $3.5 million, and net repayments under our revolving credit line of $35.0 million. During the year ended December 31, 2023, accounts receivable decreased $22.5 million primarily due to the lower sales volume in the second half of 2023 as compared to the same period of 2022. DSO decreased to 55 days at December 31, 2023 from 58 days at December 31, 2022. Inventories decreased by $33.6 million from the December 31, 2022 level. Inventory turns were 3.1 times for the year ended December 31, 2023 and 2.7 times for the year ended December 31, 2022.

During the year ended December 31, 2022, the Company's cash and cash equivalents increased by $8.5 million. This increase was primarily due to cash provided by operating activities of $40.3 million, and proceeds from the sale of property, plant and equipment of $1.8 million; partially offset by the purchase of property, plant and equipment of $8.8 million, dividend payments of $3.4 million, and repayments under our revolving credit line of $17.5 million. During the year ended December 31, 2022, accounts receivable increased $20.7 million primarily due to the higher sales volume in 2022 as compared to 2021. DSO increased to 58 days at December 31, 2022 from 54 days at December 31, 2021. Inventories increased by $36.6 million from the December 31, 2021 level as raw material supply constraints hindered our ability, and our end customers' ability, to fully manufacture our respective finished goods. Inventory turns were 2.6 times for the year ended December 31, 2022 as compared to 3.1 times for the year ended December 31, 2021.

Cash and cash equivalents, held to maturity U.S. Treasury securities and accounts receivable comprised approximately 19.0% and36.9% of the Company's total assets at December 31, 2024 and December 31, 2023, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 2.9 to 1 and 3.4 to 1 at December 31, 2024 and December 31, 2023, respectively. At December 31, 2024 and 2023, $48.4 million and $40.9 million, respectively (or 71% and 46%, respectively), of cash and cash equivalents was held by foreign subsidiaries of the Company. During 2024, the Company repatriated $48 million of funds from outside of the U.S., with minimal incremental tax liability. We continue to analyze our global working capital and cash requirements and the potential tax liabilities attributable to further repatriation, and we have yet to make any further determination regarding repatriation of funds from outside the U.S. to fund the Company's U.S. operations in the future. In the event these funds were needed for Bel's U.S. operations, the Company would be required to accrue and pay U.S. state taxes and any applicable foreign withholding taxes to repatriate these funds.

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

Debt Obligations and Interest Payments - The Company had $287.5 million outstanding under its revolving credit facility at December 31, 2024, as further described below and in Note 11, "Debt". There are no mandatory principal payments due on the credit facility borrowings during 2025. The current balance of $287.5 million is due upon expiration of the credit facility on September 1, 2026. Anticipated interest payments due amount to $28.7 million, of which $17.2 million is expected to be paid in 2025 based on our debt balance and interest rate in place at December 31, 2024.

Lease Obligations - The Company has operating leases for its facilities used for manufacturing, research and development, sales and administration. There are also operating and finance leases related to manufacturing equipment, office equipment and vehicles. As of December 31, 2024, the Company was contractually obligated to pay future operating lease payments of $29.0 million, of which $9.1 million is expected to be paid in 2025, and future financing lease obligations of $3.0 million, of which $0.8 million is expected to be paid in 2025. See Note 18, "Leases," for further information.

Purchase Obligations - The Company submits purchase orders for raw materials to various vendors throughout the year for current production requirements, as well as forecasted requirements. Certain of these purchase orders relate to special purpose material and, as such, the Company may incur penalties if an order is cancelled. The Company had outstanding purchase orders related to raw materials in the amount of $82.2 million at December 31, 2024, of which $75.1 million is expected to be paid in 2025. The Company also had outstanding purchase orders related to capital expenditures which totaled $4.7 million at December 31, 2024, all of which is expected to be paid in 2025.

Pension Benefit Obligations - As further described in Note 15, "Retirement Fund and Profit Sharing Plan", the Company maintains a Supplemental Executive Retirement Plan ("SERP"). At December 31, 2024, estimated future obligations under the plan amounted to $18 million. It is expected that the Company will pay $0.9 million in benefit payments in connection with the SERP during 2025. Included in other assets at December 31, 2024 is the cash surrender value of company-owned life insurance and marketable securities held in a rabbi trust with an aggregate value of $17.0 million, which has been designated by the Company to be utilized to fund the Company's SERP obligations.

Dividends - The Company has historically paid quarterly dividends on its two classes of common stock, which amounted to $3.5 million in 2024 as compared to $3.5 million in 2023. Consistent with the dividend rates declared in prior years, Bel's Board of Directors declared dividends on November 1, 2024 and again on February 12, 2025 on each of our two classes of common stock. These two quarterly payments will be made in the first half of 2025 in the total anticipated amount of $1.7 million.

Share Repurchase Program - In February 2024, Bel's Board of Directors authorized the repurchase of up to $25 million of the Company's common stock. The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares, and the Repurchase Program may be suspended or terminated at any time. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions, corporate and regulatory requirements and the consideration of other uses of cash including other investment opportunities. At December 31, 2024, the Company had an aggregate amount of $9.0 million of authorized repurchases under the plan that had not yet been executed upon.

Tax Payments - At December 31, 2024, we had liabilities for unrecognized tax benefits and related interest and penalties of $18.1 million, all of which is included in other liabilities on our consolidated balance sheet. At December 31, 2024, we cannot reasonably estimate the future period or periods of cash settlement of these liabilities. See Note 10, "Income Taxes", for further discussion. Also included on our consolidated balance sheet at December 31, 2024 is $2.0 million of liabilities for transition tax associated with the 2017 U.S. tax reform, all of which is expected to be paid in 2025.

In addition to its cash requirements arising in the normal course of business described above, the Company has potential future cash requirements related to its acquisition of Enercon, whereby the Company has recorded earnout liabilities having a fair value as of December 31, 2024 in the amount of $3.5 million that would be paid over 2025 and 2026 in the event certain financial thresholds are achieved by the acquired business based on the Purchase Agreement provision which provides for potential earnout payments of up to $5 million for each of the fiscal 2025 and fiscal 2026 earnout periods subject to the achievement of the financial thresholds. Further, there are put-call options associated with the redeemable noncontrolling interest in early 2027. As described elsewhere in this Annual Report, we have the current intention to purchase the remaining 20% interest in Enercon by early 2027 in accordance with the terms and subject to the conditions of the shareholders' agreement. At December 31, 2024, the redemption value related to the redeemable noncontrolling interest was $80.6 million. See Note 3, "Acquisition and Divestiture" and Note 6, "Fair Value Measurements" for further information.

Contractual Obligations

The following table sets forth at December 31, 2024 the amounts of payments due under specific types of contractual obligations, aggregated by category of contractual obligation, for the time periods described below.

	Payments due by period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations(1)	$287,500	$-	$287,500	$-	$-
Interest payments due on long-term debt(2)	28,742	17,198	11,544	-	-
Capital expenditure obligations	4,693	4,693	-	-	-
Operating leases(3)	28,983	9,079	10,870	5,026	4,008
Raw material purchase obligations	82,215	75,126	7,089	-	-
First quarter 2025 quarterly cash dividend declared	880	880	-	-	-
Total	$433,013	$106,976	$317,003	$5,026	$4,008

(1)	Represents the principal amount of the debt required to be repaid in each period.
(2)

Includes interest payments required under our CSA related to our revolver balance.  The interest rate in place under our Credit and Security Agreement on December 31, 2024 was utilized and this calculation assumes obligations are repaid when due.

(3)	Represents estimated future minimum annual rental commitments primarily under non-cancelable real and personal property leases as of December 31, 2024.

Credit Facility

The Company is a party to a credit agreement, as further described in Note 11, "Debt" . The credit agreement contains customary representations and warranties, covenants and events of default. In addition, the credit agreement contains financial covenants that measure (i) the ratio of the Company’s total funded indebtedness, on a consolidated basis, less the aggregate amount of all unencumbered cash and cash equivalents, to the amount of the Company’s consolidated EBITDA (“Leverage Ratio”) and (ii) the ratio of the amount of the Company’s consolidated EBITDA to the Company’s consolidated fixed charges (“Fixed Charge Coverage Ratio”). If an event of default occurs, the lenders under the credit agreement would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.

At December 31, 2024, the Company had $287.5 million outstanding under its credit agreement. The unused credit available under the credit facility at December 31, 2024 was $37.5 million, of which we had the ability to borrow the full amount without violating our Leverage Ratio covenant based on the Company's existing consolidated EBITDA. At December 31, 2024, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio.

At December 31, 2024, the Company was also a party to two pay-fixed, receive-variable interest rate swap agreements covering the full amount of its then variable interest exposure through August 2026. See Note 13, "Derivative Instruments and Hedging Activities" for further details.

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

Inventory Valuation

Inventories consist of raw materials and purchased components and are stated at the lower of cost and net realizable value. Material costs are principally determined by standard cost or the weighted moving average method, both of which approximate actual cost. The Company reduces the carrying value of its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value based on the aforementioned assumptions. Our reserve calculations are based on historical experience related to slow-moving inventory in addition to specific known concerns in the case of products going end-of-life or customer cancellations. As of December 31, 2024 and 2023, the Company had reserves for excess or obsolete inventory of $14.5 million and $13.7 million, respectively. With the recent acquisition of Enercon our value of inventory on hand has increased by $24.8 million from December 31, 2023 to December 31, 2024. In the event of a sudden decrease in demand for our products, or a higher incidence of inventory obsolescence, the Company could be required to increase its inventory reserve, which would have an unfavorable impact on our gross margin.

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

We applied a combined weighting of 25% to the market approach when determining the fair value of our reporting units.

As indicated in Note 5, "Goodwill and Other Intangible Assets", the fair value of each of our four reporting units exceeded their respective carrying values by a very large margin (ranging from 44% to 500%). If market factors change and the discount rate utilized in the fair value calculation changes, it would result in a higher or lower fair value of our reporting units. The discount rates utilized in our October 1, 2024 impairment test ranged from 10.0% to 14.5%. An increase in the discount rate assumption of 50 basis points would have impacted the fair values of our reporting units, and would have reduced the excess of fair value over carrying value to a revised range of 38% to 478%. Further, if we are unable to achieve the projected revenue growth rates or margins assumed in our projections, this would also impact the fair value of our reporting units. Effective with the October 1, 2024 testing date, we changed our reporting unit structure to align with how management is currently reviewing and managing the business. Based on the testing performed, no impairment existed either under the former reporting unit structure or under the new reporting unit structure. If we were to change our reporting unit structure again or if other events and circumstances change (such as a sustained decrease in the price of our common stock, a decline in current market multiples, a significant adverse change in legal factors or business climates, an adverse action or assessment by a regulator, heightened competition, strategic decisions made in response to economic or competitive conditions or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of), we may be required to record impairment charges in future periods. Any impairment charges that we may take in the future could be material to our consolidated results of operations and consolidated financial condition.

The Company conducted its annual goodwill impairment test as of October 1, 2024, and no impairment was identified at that time. Management has also concluded that the fair value of its goodwill exceeded the associated carrying value at December 31, 2024 and that no impairment exists as of that date. See Note 5, "Goodwill and Other Intangible Assets," for details of our goodwill balance and the goodwill review performed in 2024. We will continue to monitor goodwill on an annual basis and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management's business strategy or significant declines in our stock price, indicate that there may be a potential indicator of impairment.

Indefinite-Lived Intangible Assets

The Company tests indefinite-lived intangible assets for impairment annually on October 1, or upon a triggering event, using a fair value approach, the relief-from-royalty method (a form of the income approach). The Company conducted its annual impairment tests as of October 1, 2024 and in connection with its analysis, identified and recorded a $0.4 million impairment charge related to its CUI tradename. This charge is reflected in the accompanying statement of operations during the year ended December 31, 2024. No impairment was identified at the Company's October 1, 2023 testing date. Management has also concluded that the fair value of its trademarks exceeds the associated carrying values at December 31, 2024 and that no impairment existed as of that date. At December 31, 2024, the Company's indefinite-lived intangible assets related solely to trademarks.

Pension Benefit Obligations

Net periodic benefit cost for the Company's SERP totaled $1.4 million in 2024, $1.3 million in 2023, and $1.5 million in 2022. Benefit plan information for financial reporting purposes is calculated using actuarial assumptions including a discount rate for plan benefit obligations. The changes in net periodic benefit cost year-over-year are attributable to demographic changes within the plan, as well as any changes to the discount rate or the assumption around the future annual increases in compensation. The discount rate utilized for the net periodic benefit cost was 4.75% at December 31, 2024 and 5.0% at December 31, 2023. An increase or decrease in this 2024 discount rate assumption of 25 basis points would have increased/decreased the 2024 periodic benefit cost by less than $0.1 million. The discount rate utilized for the pension benefit obligation was 5.50% at December 31, 2024 and 4.75% at December 31, 2023. An increase in this 2024 discount rate assumption of 25 basis points would have reduced the pension benefit obligation by $0.4 million at December 31, 2024. A decrease in this 2024 discount rate assumption of 25 basis points would have increased the pension benefit obligation by $0.5 million at December 31, 2024.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various risks in its business activities, including market risks related to interest rates, foreign currency exchange rates, and fluctuations in commodity prices.

Interest Rate Risk

On November 14, 2024, Bel entered into a Third Amendment Agreement (the "Third Amendment") to the Credit and Security Agreement (CSA). This amendment includes certain modifications, such as (i) increasing the maximum revolving credit amount from $175 million to $325 million to finance the Enercon acquisition and (ii) making loans under the new revolving credit facility with an aggregate principal amount of $240 million. As of December 31, 2024, outstanding borrowings under the revolving credit facility amounted to $287.5 million, with unused credit available of $37.5 million. The Company incurred $4.1 million in interest expense during the year ended December 31, 2024, related to interest due on its outstanding borrowings under the CSA. An interest rate swap with a notional value of $60 million was designated as a cash flow hedge to mitigate the variability of cash flows associated with the Company's SOFR-based loans scheduled to mature on September 1, 2026. This cash flow hedge partially reduces the Company's exposure to future interest rate fluctuations. After accounting for the aforementioned hedge, the remaining borrowings of $227.5 million, which represent approximately 79% of the Company's total debt, are still subject to future interest rate changes that could adversely affect the Company's cash flows. A prospective increase of 100 basis points in the interest rate applicable to the Company's outstanding borrowings under its credit facility would lead to an estimated increase of $2.3 million in annual interest expense.

Foreign Exchange Rate Risk

The Company operates globally, exposing it to foreign exchange risks stemming from currency fluctuations that can impact sales, margins, and equity. To manage this risk, the Company strategically locates factories near sales regions, utilizes hedging contracts, and carefully manages costs and working capital. However, these strategies may not completely shield the Company from sudden declines in foreign currencies. Key currencies involved include the euro and British pound, Chinese renminbi, Mexican pesos and Israeli Shekel. As of December 31, 2024, the Company faced significant exposure to foreign currencies, particularly the euro, Chinese renminbi, Mexican peso, and Indian rupee. The carrying value of intercompany loans at risk was approximately $152 million, with potential losses of $15.2 million projected from a hypothetical 10% decline in currency rates. Some exposures may offset others, reducing the overall risk. In the PRC, Mexico and Israel, the Company's labor costs are incurred in the respective local currency. Any fluctuations in related exchange rates could result in the Company incurring higher expenses in those countries. The Company employs foreign exchange forward contracts for hedging, which, as of December 31, 2024, had a fair value that was not material. A 10% change in exchange rates would not significantly impact this value. The Company does not engage in speculative trading and maintains strong relationships with financial institutions to minimize exposure risks. See the "Inflation and Foreign Currency Exchange" section above for additional information related to the Company's foreign exchange rate risk.

Commodity Price Risk

The Company utilizes various metals in the production of its products, including copper, zinc, tin, gold, and silver. Fluctuations in the prices of these and other commodities can lead to significantly higher production costs. The Company believes it has adequate primary and secondary sources for each of its key materials. While facing potential volatility in metal prices and anticipating increased material costs, the Company actively monitors these risks. To mitigate any possible negative impacts from these changes, it has implemented and may continue to implement various strategies, including price adjustments and productivity improvements.

Item 8.     Financial Statements and Supplementary Data

See the consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements for the information required by this item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Bel Fuse Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Bel Fuse Inc. (a New Jersey corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and redeemable noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2025, expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Acquisition of Enercon Technologies, Ltd. - Valuation of Noncontrolling Interest, Trade Names and Customer Relationships

As described further in Note 3 to the consolidated financial statements, on November 14, 2024, the Company closed on its acquisition of its majority 80% stake in Enercon Technologies, Ltd (“Enercon”) for a total purchase price of $324 million, net of cash acquired. The Company has recorded, on a preliminary basis, the assets acquired and liabilities assumed based on their estimated fair values, including noncontrolling interest (“NCI”), trade names and customer relationships of $72.3 million, $21.9 million and $130.3 million, respectively. We identified the valuation of acquired Enercon trade names, customer relationships and noncontrolling interests as a critical audit matter.

The principal considerations for our determination that the valuation of acquired Enercon trade names, customer relationships and noncontrolling interests is a critical audit matter are (i) the significant judgments by management when determining assumptions used in the fair value measurement of the NCI and these acquired intangible assets (ii) the high degree of auditor judgment and subjectivity in performing procedures and evaluating management’s significant assumptions relating to the projected financial information including the revenue growth rate and weighted average cost of capital (“WACC”)  and (iii) the audit effort involved the use of professionals with specialized skills and knowledge.

Our audit procedures related to the valuation of acquired Enercon trade names, customer relationships and noncontrolling interests includes the following, among others:

●	We tested the design and operating effectiveness of the controls over the Company’s acquisition and valuation process, including those over management’s forecasts of future revenues and the WACC.

●

We tested the projected financial information including the forecasted revenue growth rate by assessing the reasonableness of management’s forecasts compared to historical results and forecasted industry trends.

●

With the assistance of professionals with specialized skills and knowledge, we assessed the assumptions and methodologies used in developing the WACC by developing a range of independent estimates and comparing those to the rates selected by management.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Iselin, New Jersey

February 28, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Bel Fuse Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Bel Fuse Inc. (a New Jersey corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 28, 2025 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Enercon Technologies, Ltd. (“Enercon”), a majority owned subsidiary, whose financial statements reflect total assets and net sales constituting 15.9 and 3.9 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024. As indicated in Management’s Report, Enercon was acquired during 2024. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Enercon.

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

/s/ GRANT THORNTON LLP

Iselin, New Jersey
February 28, 2025

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$68,253	$89,371
Held to maturity U.S. Treasury securities	950	37,548
Accounts receivable, net of credit losses of $1,336 and $1,388, at December 31, 2024 and 2023, respectively	111,376	84,129
Inventories	161,370	136,540
Unbilled receivables	4,994	12,793
Assets held for sale	2,062	1,278
Other current assets	24,525	19,819
Total current assets	373,530	381,478

Property, plant and equipment, net	47,879	36,533
Right-of-use assets	25,125	20,481
Related-party note receivable	2,937	2,152
Equity method investment	9,265	10,282
Intangible assets, net	231,948	49,391
Goodwill, net	208,036	26,642
Deferred income taxes	16,430	11,553
Other assets	34,639	33,119
Total assets	$949,789	$571,631

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$49,182	$40,441
Accrued expenses	53,031	54,657
Operating lease liability, current	7,954	6,350
Other current liabilities	17,902	9,161
Total current liabilities	128,069	110,609

Long-term liabilities:
Long-term debt	287,500	60,000
Operating lease liability, long-term	17,763	14,212
Liability for uncertain tax positions	18,127	19,823
Minimum pension obligation and unfunded pension liability	18,431	19,876
Deferred income taxes	28,916	1,456
Related-party note payable	4,995	-
Other long-term liabilities	4,826	5,097
Total liabilities	508,627	231,073

Commitments and contingencies (see Note 19)

Redeemable noncontrolling interest	80,586	-

Stockholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,115,263 shares and 2,141,589 shares outstanding at December 31, 2024 and December 31, 2023, respectively (net of 1,072,769 restricted treasury shares)	212	214
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 10,425,175 shares and 10,620,260 shares outstanding at December 31, 2024 and December 31, 2023, respectively (net of 3,218,307 restricted treasury shares)	1,046	1,065
Treasury stock (unrestricted; none outstanding at December 31, 2024, consisted of 3,323 Class A shares and 17,342 Class B shares at December 31, 2023)	-	(454)
Additional paid-in capital	31,514	44,260
Retained earnings	345,031	307,510
Accumulated other comprehensive loss	(17,227)	(12,037)
Total stockholders' equity	360,576	340,558
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$949,789	$571,631

See accompanying notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Net sales	$534,792	$639,813	$654,233
Cost of sales	332,434	423,964	470,780
Gross profit	202,358	215,849	183,453

Research and development costs	23,586	22,487	20,238
Selling, general and administrative expenses	110,616	99,091	92,342
Impairment of CUI tradename	400	-	-
Restructuring charges	3,459	10,114	7,322
Gain on sale of properties	-	(3,819)	(1,596)
Income from operations	64,297	87,976	65,147

Gain on sale of Czech Republic business	-	980	-
Interest expense	(4,078)	(2,850)	(3,379)
Interest income	4,754	1,697	177
Other expense, net	(3,165)	(4,503)	(2,886)
Earnings before provision for income taxes	61,808	83,300	59,059

Provision for income taxes	12,616	9,469	6,370
Net earnings available to common shareholders	49,192	73,831	52,689

Less: Net earnings attributable to noncontrolling interest	484	-	-
Redemption value adjustment attributable to noncontrolling interest	7,748	-	-
Net earnings attributable to Bel Fuse shareholders	$40,960	$73,831	$52,689

Net earnings per common share:
Class A common shares - basic and diluted	$3.10	$5.52	$4.01
Class B common shares - basic and diluted	$3.28	$5.83	$4.24

Weighted-average shares outstanding:
Class A common shares - basic and diluted	2,124	2,142	2,143
Class B common shares - basic and diluted	10,491	10,634	10,394

See accompanying notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Net earnings	$49,192	$73,831	$52,689

Other comprehensive income:
Currency translation adjustment, net of taxes of $36, ($93) and ($47)	(5,543)	6,684	(8,196)
Unrealized (losses) gains on interest rate swap cash flow hedge, net of taxes of $0 in all periods	(1,231)	(1,579)	5,655
Unrealized holding gains (losses) on marketable securities arising during the period, net of taxes of $0 in all periods	2	1	(11)
Change in unfunded SERP liability, net of taxes of ($465), ($161) and ($1,381)	1,582	(597)	4,869
Other comprehensive (loss) income	(5,190)	4,509	2,317
Comprehensive income	$44,002	$78,340	$55,006
Comprehensive income attributable to noncontrolling interest	$484	$-	$-
Comprehensive income attributable to Bel shareholders	$43,518	$78,340	$55,006

See accompanying notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(in thousands, except per share data)

	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Class A Common Stock	Class A # of Shares	Class B Common Stock	Class B # of Shares	Treasury Stock	Additional Paid-In Capital	Total stockholders' equity	Redeemable Noncontrolling Interest
Balance at December 31, 2021	$187,935	$(18,863)	$214	2,145	$1,038	10,377	$-	$38,419	$208,743	$-
Net earnings	52,689	-	-	-	-	-	-	-		-
Dividends declared:
Class A Common Stock, $0.24/share	(514)	-	-	-	-		-	-	(514)	-
Class B Common Stock, $0.28/share	(2,922)	-	-	-	-		-	-	(2,922)	-
Issuance of restricted common stock	-	-	-	-	33	323	-	(33)	-	-
Forfeiture of restricted common stock	-	-	-	-	(4)	(40)	-	4	-	-
Repurchase of treasury stock	-	-	-	(3)	-	(17)	(349)	-	(349)	-
Foreign currency translation adjustment, net of taxes of ($47)	-	(8,196)	-	-	-	-	-	-	(8,196)	-
Unrealized gains on interest rate swap cashflow hedge, net of taxes of $0	-	5,655	-	-	-	-	-	-	5,655	-
Unrealized holding losses on marketable securities, net of taxes of $0	-	(11)	-	-	-	-	-	-	(11)	-
Stock-based compensation expense	-	-	-	-	-	-	-	2,382	2,382	-
Change in unfunded SERP liability, net of taxes of ($1,381)	-	4,869	-	-	-	-	-	-	4,869	-
Balance at December 31, 2022	237,188	(16,546)	214	2,142	1,067	10,643	(349)	40,772	262,346	-

Net earnings	73,831	-	-	-	-	-	-	-	73,831	-
Dividends declared:
Class A Common Stock, $0.24/share	(512)	-	-	-	-	-	-	-	(512)	-
Class B Common Stock, $0.28/share	(2,997)	-	-	-	-	-	-	-	(2,997)	-
Issuance of restricted common stock	-	-	-	-	1	10	-	(1)	-	-
Forfeiture of restricted common stock	-	-	-	-	(3)	(31)	-	3	-	-
Repurchase of treasury stock	-	-	-	-	-	(2)	(105)	-	(105)	-
Foreign currency translation adjustment, including writeoff of $2,724 related to liquidation of foreign subsidiary, net of taxes of ($93)	-	6,684	-	-	-	-	-	-	6,684	-
Unrealized losses on interest rate swap cashflow hedge, net of taxes of $0	-	(1,579)	-	-	-	-	-	-	(1,579)	-
Unrealized holding gains on marketable securities, net of taxes of $0	-	1	-	-	-	-	-	-	1	-
Stock-based compensation expense	-	-	-	-	-	-	-	3,486	3,486	-
Change in unfunded SERP liability, net of taxes of ($161)	-	(597)	-	-	-	-	-	-	(597)	-
Balance at December 31, 2023	307,510	(12,037)	214	2,142	1,065	10,620	(454)	44,260	340,558	-

Acquisition resulting in redeemable noncontrolling interests ("NCI")	-	-	-	-	-	-	-	-	-	72,354
Redemption value adjustment on redeemable NCI	-								-	7,748
Net earnings	40,960	-	-	-	-	-	-	-	40,960	484
Dividends declared:									-
Class A Common Stock, $0.24/share	(508)	-	-	-	-	-	-	-	(508)	-
Class B Common Stock, $0.28/share	(2,931)	-	-	-	-	-	-	-	(2,931)	-
Issuance of restricted common stock	-	-	-	-	6	58	-	(6)	-	-
Forfeiture of restricted common stock	-	-	-	-	(1)	(17)	-	1	-	-
Purchase of common stock	-	-	(2)	(27)	(24)	(236)	(16,053)	26	(16,053)	-
Cancellation of treasury shares	-	-	-	-	-	-	16,507	(16,507)	-
Foreign currency translation adjustment, net of taxes of $36	-	(5,543)	-	-	-	-	-	-	(5,543)	-
Unrealized losses on interest rate swap cash flow hedge, net of taxes of $0	-	(1,231)	-	-	-	-	-	-	(1,231)	-
Unrealized holding gains on marketable securities, net of taxes of $0	-	2	-	-	-	-	-	-	2	-
Stock-based compensation expense	-	-	-	-	-	-	-	3,740	3,740	-
Change in unfunded SERP liability, net of taxes of ($465)	-	1,582	-	-	-	-	-	-	1,582	-
Balance at December 31, 2024	$345,031	$(17,227)	$212	2,115	$1,046	10,425	$-	$31,514	$360,576	$80,586

See accompanying notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net earnings	$49,192	$73,831	$52,689
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	16,457	13,312	14,863
Stock-based compensation	3,740	3,486	2,382
Amortization of deferred financing costs	151	33	34
Deferred income taxes	(6,267)	(3,872)	(4,594)
Unrealized losses (gains) on foreign currency revaluation	1,456	1,356	(278)
Gains on sale/disposal of property, plant and equipment	-	(2,117)	(1,596)
Gain on sale of Czech Republic business	-	(980)	-
Other, net	2,345	(1,037)	1,195
Changes in operating assets and liabilities:
Accounts receivable	(6,817)	22,500	(20,702)
Unbilled receivables	7,800	5,451	10,031
Inventories	15,121	33,613	(36,592)
Other current assets	(2,357)	(217)	(1,210)
Other assets	5,972	2,971	7,000
Accounts payable	139	(22,745)	1,522
Accrued expenses	(7,068)	5,356	10,933
Accrued restructuring costs	215	(1,228)	6,784
Other liabilities	(5,006)	(16,388)	(4,162)
Income taxes payable	(1,009)	(4,976)	1,958
Net cash provided by operating activities	74,064	108,349	40,257

Cash flows from investing activities:
Purchase of property, plant and equipment	(14,108)	(12,126)	(8,832)
Purchases of held to maturity U.S. Treasury securities	(131,309)	(59,992)	-
Proceeds from held to maturity securities	167,907	19,918	-
Payment for equity method investment	-	(10,282)	-
Investment in related party notes receivable	(785)	(2,152)	-
Proceeds from disposal/sale of property, plant and equipment	883	6,036	1,833
Acquisition of business, net of cash acquired	(320,481)	-	-
Proceeds from sale of business	-	5,063	-
Net cash used in investing activities	(297,893)	(53,535)	(6,999)

(continued)

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from financing activities:
Dividends paid to common shareholders	(3,453)	(3,492)	(3,413)
Purchase of treasury stock	(16,053)	(105)	(349)
Deferred financing costs	(1,736)	-	-
Borrowings under revolving line of credit	242,500	5,000	-
Repayments under revolving line of credit	(15,000)	(40,000)	(17,500)
Net cash provided by (used in) financing activities	206,258	(38,597)	(21,262)
Effect of exchange rate changes on cash	(3,547)	2,888	(3,486)

Net (decrease) increase in cash and cash equivalents	(21,118)	19,105	8,510
Cash and cash equivalents - beginning of year	89,371	70,266	61,756
Cash and cash equivalents - end of year	$68,253	$89,371	$70,266

Supplemental cash flow information:
Cash paid during the year for:
Income taxes, net of refunds received	$22,952	$25,056	$14,618
Interest payments	$5,795	$4,729	$3,371
Redeemable noncontrolling interest assumed in exchange for acquired net assets	$72,354	$-	$-
ROU assets obtained in exchange for lease obligations	$6,870	$5,999	$8,052

See accompanying notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bel Fuse Inc. and subsidiaries ("Bel," the "Company," "we," "us," and "our") design, manufacture and market a broad array of products that power, protect and connect electronic circuits. These products are used around the world, primarily in the defense, commercial aerospace, networking, telecommunications, computing, general industrial, high-speed data transmission, transportation and eMobility industries. Bel's portfolio of products also finds application in the automotive, medical, broadcasting and consumer electronics markets. We manage our operations by product group through our reportable operating segments, Power Solutions and Protection, Connectivity Solutions and Magnetic Solutions.

All amounts included in the tables to these notes to consolidated financial statements, except per share amounts, are in thousands.

Principles of Consolidation - The consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries. In accordance with the guidance under ASC Topic 810 "Consolidations", while the Company only owns an 80% interest in Enercon, the accompanying consolidated financial statements include 100% of Enercon's financial activity since the effective date of the acquisition. The redeemable noncontrolling interest is reported in the mezzanine (temporary equity) section of the accompanying consolidated balance sheet at December 31, 2024. All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications - Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

Estimates and Uncertainties - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including but not limited to those related to product returns, provisions for bad debt, inventories, goodwill, intangible assets, investments, Supplemental Executive Retirement Plan ("SERP") expense, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company has held to maturity securities comprised of U.S. Treasury Bills. These investments are classified as held to maturity as the Company has the intent and ability to hold these investments until they mature. The held to maturity securities mature within the next 12 months. The table below shows the amortized costs, associated gross unrealized gains and associated fair value of the held to maturity securities at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023

Held to maturity U.S. Treasury securities
Amortized Cost	$950	$37,548
Gross Unrealized Gain	$26	$103
Fair Value	$977	$37,651

In determining the fair value of the Company's held to maturity U.S. Treasury securities, the Company utilized Level 1 inputs of the market price for comparable securities as of December 31, 2024 and on December 31, 2023.

Allowance for Credit Losses - The Company currently measures the expected credit losses based on our historical credit loss experience. The Company has not experienced significant recent or historical credit losses and is not forecasting any significant credit losses which would require adjustments to our methodology. If current conditions and supportable forecasts indicate that our historical loss experience is not reasonable and no longer supportable, the Company may adjust its historical credit loss experience to reflect these conditions and forecasts. The Company regularly analyzes its significant customer accounts and, when the Company becomes aware of a customer’s inability to meet its financial obligations, the Company records a specific reserve for bad debt to reduce the related receivable to the amount the Company reasonably believes is collectible. There were no significant impairment losses related to our receivables in 2024 or 2023.

Effects of Foreign Currency – In non-U.S. locations that are not considered highly inflationary, we translate the non-equity components of our foreign balance sheets at the end of period exchange rates with translation adjustments accumulated within stockholders' equity on our consolidated balance sheets. We translate the statements of operations at the average exchange rates during the applicable period. In connection with foreign currency denominated transactions, including multi-currency intercompany payable and receivable transactions and loans, the Company incurred net realized and unrealized currency exchange (losses) gains of ($1.9) million, ($1.4) million and $0.3 million for the years ended December 31, 2024, 2023 and 2022, respectively, which were included in other expense, net on the consolidated statements of operations.

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

Identifiable intangible assets consist primarily of patents, licenses, trademarks, trade names, customer lists and relationships, non-compete agreements and technology-based intangibles and other contractual agreements. We amortize finite-lived identifiable intangible assets over the shorter of their stated or statutory duration or their estimated useful lives, ranging from 1 to 17 years, on a straight-line basis to their estimated residual values and periodically review them for impairment. Total identifiable intangible assets comprise 24.4% and 8.6% at December 31, 2024 and 2023, respectively, of our consolidated total assets.

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

Impairment and Disposal of Long-Lived Assets – For definite-lived intangible assets, such as customer relationships, contracts, intellectual property, and for other long-lived assets, such as property, plant and equipment, whenever impairment indicators are present, we perform a review for impairment. We calculate the undiscounted value of the projected cash flows associated with the asset, or asset group, and compare this estimated amount to the carrying amount. If the carrying amount is found to be greater, we record an impairment loss for the excess of book value over the fair value. In addition, in all cases of an impairment review, we re-evaluate the remaining useful lives of the assets and modify them, as appropriate. At December 31, 2024 and 2023, respectively, a total of $2.1 million and $1.3 million of property was classified as assets held for sale (within other current assets) on the accompanying consolidated balance sheet related to properties in the People’s Republic of China ("PRC") and in 2024, Glen Rock, Pennsylvania, which are being exited in connection with our recent restructuring initiatives related to facility consolidation efforts. These assets have been evaluated for impairment and it was determined that no impairment existed as of December 31, 2024.

For indefinite-lived intangible assets, such as goodwill, trademarks and tradenames, each year and whenever impairment indicators are present, we determine the fair value of the asset and record an impairment loss for the excess of book value over the fair value, if any. During the year ended December 31, 2024, the Company recorded a $0.4 million impairment charge related to its CUI tradename in connection with a significant change in market conditions due to trade restrictions placed on one of CUI's large suppliers in the PRC by the U.S. government. In addition, in all cases of an impairment review we re-evaluate whether continuing to characterize the asset as indefinite-lived is appropriate. See Note 5, "Goodwill and Other Intangible Assets," for additional details.

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

Redeemable Noncontrolling Interests - The Company reports noncontrolling interests in the mezzanine (“temporary equity”) section, between liabilities and equity, of the consolidated balance sheets, to the extent that such noncontrolling interests have redemption features, such as a put/call option (which did not qualify for bifurcation), that is redeemable at a fixed or determinable price on a fixed or determinable date at the option of the holder, or upon the occurrence of an event that is not solely within the control of the Company. Due to its redeemable features that are outside the control of the Company, the redeemable noncontrolling interest is and will continue to be reported in the mezzanine section in the consolidated balance sheets for as long as the put option is exercisable by the option holder. The carrying amount of the redeemable noncontrolling interest, initially valued at fair value as part of acquisition accounting, is adjusted each reporting period to equal the greater of the (i) redemption value or (ii) carrying value of the noncontrolling interest, adjusted each reporting period for income or loss attributable to the noncontrolling interest and any distributions made to date. This subsequent valuation method is in accordance with policy elections made by the Company in its accounting for the redeemable noncontrolling interest. The redemption value is calculated based on a pre-determined multiple of trailing twelve-months EBITDA (as defined in the Purchase Agreement as further described in Note 3, "Acquisition and Divestiture". Any measurement adjustments, if applicable, to the redeemable noncontrolling interest are recognized as an adjustment to net earnings attributable to noncontrolling interest on the consolidated statement of operations. Net income attributable to redeemable noncontrolling interests is classified below net income. Earnings per share is determined after the impact of the redeemable noncontrolling interest's share in net earnings of the Company. Refer to Note 3, "Acquisition and Divestiture", herein for further details related to the redeemable noncontrolling interest.

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

The Company records all derivatives as assets or liabilities on our consolidated balance sheets at their fair values. Gains and losses from the changes in values of these derivatives are accounted for based on the use of the derivative and whether it qualifies for hedge accounting. The Company's interest rate swaps and foreign currency forward contracts related to the Chinese renminbi (both further described in Note 13, "Derivative Instruments and Hedging Activities") have been designated as cash flow hedges and as such, gains/losses are recorded in accumulated other comprehensive loss ("AOCL") until such time the hedged item affects earnings.

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

Earnings per Share – We utilize the two-class method to report our earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. The Company's Restated Certificate of Incorporation, as amended, states that the Company's Class B common shares, par value $0.10 per share (the "Class B common stock," "Class B common shares" or "Class B shares"), are entitled to dividends at least 5% greater than dividends paid to Class A common shares, par value $0.10 per share (the "Class A common stock," "Class A common shares" or "Class A shares," and collectively with the Class B common stock, the "common stock" or the "common shares"), resulting in the two-class method of computing earnings per share.  In computing earnings per share, the Company has allocated dividends declared to Class A and Class B shares based on amounts actually declared for each class of stock and 5% more of the undistributed earnings have been allocated to Class B shares than to the Class A shares on a per share basis. Basic earnings per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share, for each class of common stock, are computed by dividing net earnings by the weighted-average number of common shares and potential common shares outstanding during the period. There were no potential common shares outstanding during the years ended December 31, 2024, 2023 or 2022 which would have had a dilutive effect on earnings per share.

The earnings and weighted average shares outstanding used in the computation of basic and diluted earnings per share are as follows:

	Years Ended December 31,
	2024	2023	2022
Numerator:
Net earnings attributable to Bel shareholders	$40,960	$73,831	$52,689
Less dividends declared:
Class A	508	512	514
Class B	2,931	2,997	2,922
Undistributed earnings	$37,521	$70,322	$49,253

Undistributed earnings allocation:
Class A undistributed earnings	$6,064	$11,318	$8,084
Class B undistributed earnings	31,457	59,004	41,169
Total undistributed earnings	$37,521	$70,322	$49,253

Net earnings allocation:
Class A net earnings	$6,572	$11,830	$8,598
Class B net earnings	34,388	62,001	44,091
Net earnings	$40,960	$73,831	$52,689

Denominator:
Weighted average shares outstanding:
Class A	2,124	2,142	2,143
Class B	10,491	10,634	10,394

Net earnings per share attributable to Bel shareholders:
Class A	$3.10	$5.52	$4.01
Class B	$3.28	$5.83	$4.24

Research and Development ("R&D") - Our engineering groups are strategically located around the world to facilitate communication with and access to customers' engineering personnel. This collaborative approach enables partnerships with customers for technical development efforts. On occasion, we execute non-disclosure agreements with our customers to help develop proprietary, next generation products destined for rapid deployment. R&D costs are expensed as incurred, and are shown as a separate line within operating expenses on the consolidated statements of operations. Generally, R&D is performed internally for the benefit of the Company. R&D costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. R&D expenses for the years ended  December 31, 2024, 2023 and 2022 amounted to $23.6 million, $22.5 million and $20.2 million, respectively.

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

Recently Issued Accounting Standards

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (CODM). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. In the fourth quarter of 2024, the Company adopted this guidance and applied the amendments retrospectively to all prior periods presented in the accompanying financial statements. This adoption only impacted our disclosures and did not have any impact to our results of operations, cash flows and financial condition. See Note 14, "Segments", for applicable reportable segment disclosures required by this guidance.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides temporary optional guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the market transition from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates. In January 2021, the FASB issued ASU 2021-01, which refined the scope of Topic 848 and clarified some of its guidance as part of the FASB’s monitoring of global reference rate activities. This updated guidance was effective upon issuance, and the Company was initially allowed to elect to apply the amendments prospectively through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848, which extended the date by which companies could elect to apply the amendments to December 31, 2024. During January 2023, the Company amended its credit agreement and related interest rate swap agreements to transition the reference rate from LIBOR to a Secured Overnight Financing Rate ("SOFR") effective January 31, 2023. In connection with these amendments, the Company adopted ASU 2020-04 in the first quarter of 2023 and elected to apply the relevant practical expedients within the guidance. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Such information should allow investors to better understand an entity's performance, assess future cash flows, and compare performance over time and with other entities. The amendments will require public business entities to disclose in the notes to the financial statements, at each interim and annual reporting period, specific information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement, and the total amount of an entity's selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

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

This passive investment creates a strategic alliance that is focused on Electric Vehicles (“EV”) on-board power electronics, and in particular next generation fast-charging technology. With no product overlap, this relationship expands the Bel eMobility Power portfolio, further enhancing Bel's competitive position in this emerging field. Our investment in innolectric is accounted for using the equity method and we have determined that the innolectric investment is not a variable interest entity (VIE). Results from this investment have been included in Bel's Power Solution and Protection segment within other expense, net and amounted to losses of $0.6 million and $0.8 million during the years ended December 31, 2024 and 2023, respectively. The Company adopted a policy to record its share of innolectric's results on a one-month lag on a consistent basis to allow time for innolectric to provide its financial statements to Bel.

Related Party Transactions

From time to time, the Company provides cash loans to innolectric to fund working capital needs and further business development. At December 31, 2024 and 2023, the Company had related party loans to innolectric in the aggregate amount of €2.8 million (approximately $2.9 million at the December 31, 2024 exchange rate), and €2.0 million (approximately $2.1 million at the December 31, 2023 exchange rate), respectively. These loans bear interest at a rate of 5% per annum. These balances are shown as a related-party note receivable on the accompanying consolidated balance sheets at December 31, 2024 and 2023.

3.	ACQUISITION AND DIVESTITURE

Acquisition of Enercon

On November 14, 2024, the Company closed on its acquisition of its majority 80% stake in Enercon Technologies, Ltd. (“Enercon”), pursuant to the terms of the Share Purchase Agreement, dated as of September 19, 2024 (the “Purchase Agreement”), by and among the Company, Enercon, and FF3 Holdings, L.P., for itself and as Sellers’ Representative (“FF3”), and each of the other seller parties signatory thereto (collectively with FF3, the “Sellers”). Enercon is a leading supplier of highly customized power conversion and networking solutions to aerospace and defense markets globally, providing robust and reliable solutions across air, land and sea applications.  Enercon is based in Netanya, Israel with additional facilities in New Hampshire, U.S. and Haryana, India.

Under the terms of the Purchase Agreement, on the November 14, 2024 closing date (and deemed effective solely for accounting purposes as of November 1, 2024), Bel acquired from the Sellers 80% of the issued and outstanding share capital of Enercon on a fully-diluted basis for (i) a cash purchase price of $320 million (subject to customary adjustments), plus (ii) up to $10 million in potential earnout payments for the 2025-2026 period (the “Earnout Payments”), as further described below (the “Transaction” or the "acquisition"). Bel may acquire the remaining 20% stake in Enercon and has the current intention to so purchase such remaining interest by early 2027 in accordance with the terms and subject to the conditions of a shareholders’ agreement, which was also entered into on November 14, 2024.

At the closing, Bel paid an aggregate of approximately $325.6 million in cash in respect of the cash purchase price (after giving effect to estimated adjustments taken at closing including for Enercon’s cash, indebtedness, net working capital and unpaid transaction costs, and subject to further adjustment post-closing). Bel funded the closing of the Transaction through cash on hand of approximately $85.6 million and with approximately $240 million provided through incremental borrowings under the Company’s revolving credit facility, as amended in connection with the Transaction.

The potential Earnout Payments may become payable of up to $5 million for each of the fiscal 2025 and fiscal 2026 earnout periods (each, an “Earnout Period”), subject to Enercon’s achievement of certain specified EBITDA targets for each respective Earnout Period, as calculated and determined in accordance with the Purchase Agreement.  In the event that (i) the target for the respective Earnout Period has been achieved, the full $5 million Earnout Payment for the Earnout Period shall be payable, or (ii) achievement for the respective Earnout Period is at least 90% of the target level but less than 100% of the target level, then the amount payable in respect of the Earnout Payment for such Earnout Period shall be $2.5 million. In the event that achievement for the respective Earnout Period is less than 90% of the target level, no Earnout Payment shall be due for such period.

During the year ended December 31, 2024, the Company incurred $12.9 million of acquisition-related costs associated with the Transaction primarily for investment banker fees, legal fees, audit-related fees and other consulting costs. These costs are included in selling, general and administrative expenses on the consolidated statements of operations.

Fair Value Estimate of Assets Acquired and Liabilities Assumed

With respect to the acquisition of Enercon, we are continuing our review of our fair value estimate of assets acquired and liabilities assumed during the measurement period, which will conclude as soon as we receive the information we are seeking about facts and circumstances that existed as of the acquisition date, or learn that more information is not available. This measurement period will not exceed one year from the acquisition date. At the effective date of the acquisition, the assets acquired and liabilities assumed are generally required to be measured at fair value.

Our fair value estimate of assets acquired and liabilities assumed is pending completion of several elements, including the finalization of an independent appraisal and valuations of fair value of the assets acquired and liabilities assumed and final review by our management. The primary areas that are not yet finalized relate to the tangible assets acquired and liabilities assumed, the valuation of property and equipment, the valuation of intangible assets acquired, operating leases, contingent liabilities and income taxes. Accordingly, there could be material adjustments to our consolidated financial statements, including changes to our depreciation and amortization expense related to the valuation of property and equipment and intangible assets acquired and their respective useful lives among other adjustments. The Company expects to finalize these valuations and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

The following table depicts the Company’s current preliminary estimates of the acquisition date fair values of the consideration paid, identifiable net assets acquired and goodwill:

	Preliminary
	Acquisition Date
	Fair Values
	(as adjusted)
Cash	$3,590
Accounts receivable	21,088
Inventories	42,271	(a)
Other current assets	4,144
Property, plant and equipment	9,357	(b)
Intangible assets	189,700	(c)
Other assets	3,496
Total identifiable assets	273,646

Accounts payable	9,585
Accrued expenses	6,670
Other current liabilities	5,104
Noncurrent liabilities	30,522	(d)
Total liabilities assumed	51,881
Net identifiable assets acquired	221,765
Goodwill	182,905	(e)
Net assets acquired	$404,670

Cash paid	324,071
Fair value of contingent consideration	3,300
Fair value of noncontrolling interest	72,354	(f)
Fair value of seller note	4,945	(g)
Fair value of consideration transferred	404,670
Deferred consideration	(80,599)
Total consideration paid	$324,071

(a)	The inventories noted include an estimated step-up in fair value of $2.4 million.

(b)	The property, plant and equipment noted above includes a $3.7 million step-up based on estimated acquisition-date fair value.

(c)

The preliminary fair value of identifiable intangible assets related to Enercon is shown in the table below.  For those intangible assets with finite lives, the acquisition-date fair values will be amortized over their respective estimated future lives utilizing the straight-line method.

	Acquisition Date	Weighted Average
	Fair Value	Amortization Period
Trademarks	$21,900	Indefinite
Customer relationships	130,300	17 years
Technology	37,500	15 years
Total intangible assets acquired	$189,700

(d)	Deferred taxes have been established on the previously-mentioned step-ups for inventories, property, plant and equipment and intangible assets.

(e)

The goodwill is identifiable to the Power Solutions and Protection reportable segment and is attributable to expected synergies from combining operations, as well as intangible assets that do not qualify for separate recognition. The amount of goodwill is provisional as of the filing date, as the fair value determination of inventories acquired, and appraisals related to property, plant and equipment, various intangible assets and certain liabilities such as lease liabilities is still under review. All goodwill will be deductible for tax purposes over a period of 15 years.

(f)

In connection with its acquisition of Enercon, the Company recorded a redeemable noncontrolling interest which was initially recorded at a fair value of $72.4 million as of the acquisition date utilizing the Monte Carlo simulation. Inputs to this valuation approach included the projected EBITDA (as defined in the Purchase Agreement) for fiscal year 2026, a market price risk adjustment for the EBITDA of 8.4%, an EBITDA volatility measure of 51% and a forward rate of 4.08%.

(g)	In connection with its acquisition of Enercon, the Company assumed a related party loan payable to FF3 in the amount of $4.9 million.

The results of operations of Enercon have been included in the Company’s consolidated financial statements for the period from November 1, 2024 through December 31, 2024. The activity between the accounting effective date of November 1, 2024 and the legal close date of November 14, 2024 was not material to Bel's financial statements. During the year ended December 31, 2024, Enercon contributed revenue of $20.8 million and net earnings of approximately $1.0 million to the Company’s consolidated financial results.

The following unaudited pro forma information presents a summary of the combined results of operations of the Company and the results of Enercon for the periods presented as if the Transaction had occurred on January 1, 2023, along with certain pro forma adjustments. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation based upon estimated fair value of assets acquired, interest expense and amortization of deferred financing costs related to the financing of the acquisition, and related tax effects. The 2023 unaudited pro forma net earnings were adjusted to include an estimated non-recurring expense related to a fair value adjustment to acquisition-date inventory of $2.4 million ($1.8 million after tax) during the year ended December 31, 2023. The pro forma results do not reflect the realization of any potential cost savings, or any related integration costs. Certain cost savings may result from these acquisitions; however, there can be no assurance that these cost savings will be achieved. The pro forma results also exclude the impact of any change in the redemption value of the noncontrolling interest. The unaudited pro forma results are presented for illustrative purposes only and are not necessarily indicative of the results that would have actually been obtained if the acquisitions had occurred on the assumed dates, nor is the pro forma data intended to be a projection of results that may be obtained in the future:

	Year Ended
	December 31,
	2024	2023
Revenue, net	$632,130	$735,522
Net earnings	56,154	56,448
Less: Net earnings attributable to non-controlling interest	4,131	1,176
Net earnings attributable to Bel Fuse	52,023	55,272
Earnings per Class A common share - basic and diluted	3.94	4.13
Earnings per Class B common share - basic and diluted	4.16	4.37

During 2024, the acquisition of Enercon resulted in a noncontrolling interest holder who is entitled to a put option, giving the Sellers the ability to put their redeemable interest in the shares of the acquiree to the Company. Specifically, if exercised by the noncontrolling interest holder, the Company would be required to purchase the remaining 20% of the Seller's redeemable interest, at a redemption price during specified time period(s) stipulated in the Enercon acquisition agreement. Upon acquisition, the redeemable noncontrolling interest was initially valued at a fair value of $72.4 million. The redeemable noncontrolling interest recorded on the accompanying consolidated balance sheet at December 31, 2024 will remain in temporary equity until the applicable put-call option is either fully exercised or expires. At December 31, 2024, the redeemable noncontrolling interest was adjusted to reflect its redemption value of $80.6 million. The redemption value of the redeemable noncontrolling interest is generally calculated using Level 3 unobservable inputs based on a multiple of earnings. A rollforward of the redeemable noncontrolling interest for the year ended December 31, 2024 is included in the accompanying consolidated statements of stockholders' equity and redeemable noncontrolling interest.

Sale of Czech Republic Business

On June 1, 2023, the Company completed its divestment of Bel Stewart s.r.o., a former subsidiary in the Czech Republic which has historically been reported within Bel’s Connectivity Solutions segment. The business was sold to PEI Genesis (“PEI”) for total consideration of $5.1 million, subject to working capital adjustments. The divestiture of this non-core business was a strategic decision which allows the Connectivity Solutions segment to focus on its main product categories serving customer end markets such as commercial air, defense, industrial and networking which better align with its long-term growth objectives.

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

In our Power Solutions and Protection product group, we provide AC/DC and DC/DC power conversion devices and circuit protection products. Applications range from board-mount power to system-level architectures for servers, storage, networking, industrial, transportation, commercial aerospace and defense applications.

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

The Company also provides incremental services to our customers in the form of training, highly-customized product development services, technical support, special tooling, and other support as deemed necessary from time to time. For purposes of ASC 606, all such incremental services were concluded to be immaterial in the context of the contracts.

Types of Contracts

Substantially all of the Company's revenue is derived from contracts with its customers under one of the following types of contracts:

•

Direct with customer: This includes contracts with original equipment manufacturers (OEMs), original design manufacturers (ODMs), and contract manufacturers (CMs). The nature of Bel's products are such that they represent components which are installed in various end applications (e.g., servers, aircraft, missiles and rail applications). The OEMs, ODMs or CMs that purchase our product for further installation are our end customers. Contracts with these customers are broad-based and cover general terms and conditions. Details such as order volume and pricing are typically contained in individual purchase orders, and as a result, we view each product on each purchase order as an individual performance obligation. Incremental services included in the contracts, such as training, highly-customized product development services, tooling and other customer support are determined to be immaterial in the context of the contract, both individually and in the aggregate. Revenue under these contracts is generally recognized at a point in time, generally upon shipping or delivery, which closely mirrors the shipping terms dictated by the applicable contract.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by geographic region and sales channel, and includes a reconciliation of the disaggregated revenue to our reportable segments:

	Year Ended December 31, 2024
	Power Solutions	Connectivity	Magnetic
	and Protection	Solutions	Solutions	Consolidated
By Geographic Region:
North America	$161,496	$172,477	$28,187	$362,160
EMEA	57,010	42,581	4,700	104,291
Asia	27,045	5,312	35,984	68,341
	$245,551	$220,370	$68,871	$534,792

By Sales Channel:
Direct to customer	$170,357	$138,377	$49,047	$357,781
Through distribution	75,194	81,993	19,824	177,011
	$245,551	$220,370	$68,871	$534,792

	Year Ended December 31, 2023
	Power Solutions	Connectivity	Magnetic
	and Protection	Solutions	Solutions	Consolidated
By Geographic Region:
North America	$233,016	$172,518	$42,259	$447,793
EMEA	57,567	32,689	8,263	98,519
Asia	23,522	5,365	64,614	93,501
	$314,105	$210,572	$115,136	$639,813

By Sales Channel:
Direct to customer	$221,828	$130,893	$86,608	$439,329
Through distribution	92,277	79,679	28,528	200,484
	$314,105	$210,572	$115,136	$639,813

	Year Ended December 31, 2022
	Power Solutions	Connectivity	Magnetic
	and Protection	Solutions	Solutions	Consolidated
By Geographic Region:
North America	$217,381	$141,585	$50,234	$409,200
EMEA	42,121	35,596	10,903	88,620
Asia	28,864	9,904	117,645	156,413
	$288,366	$187,085	$178,782	$654,233

By Sales Channel:
Direct to customer	$186,439	$112,128	$135,247	$433,814
Through distribution	101,927	74,957	43,535	220,419
	$288,366	$187,085	$178,782	$654,233

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

The balances of the Company's contract assets and contract liabilities at 2024, 2023, and 2022 are as follows:

	December 31,	December 31,	December 31,
	2024	2023	2022
Contract assets - current (unbilled receivables)	$4,994	$12,793	$18,244
Contract liabilities - current (deferred revenue)	$6,120	$3,046	$8,847
Accounts receivable, net	$111,376	$84,129	$107,274

The change in balance of our unbilled receivables from December 31, 2023 to  December 31, 2024 primarily relates to a timing difference between the Company's performance (i.e. when our product is shipped to a customer-controlled hub) and the point at which the Company can invoice the customer per the terms of the customer contract (i.e. when the customer pulls our product from the customer-controlled hub). The deferred revenue balance is included within other current liabilities on the accompanying balance sheets.

A tabular presentation of the activity within the deferred revenue account for the year ended  December 31, 2024 and December 31, 2023 are presented below:

	Years Ended December 31,
	2024	2023
Balance, January 1	$3,046	$8,847
New advance payments received	17,551	4,121
Recognized as revenue during period	(14,469)	(9,930)
Currency translation	(8)	8
Balance, December 31	$6,120	$3,046

Transaction Price Allocated to Future Obligations:

The aggregate amount of transaction price allocated to remaining performance obligations that have not been fully satisfied as of  December 31, 2024 related to contracts that exceed one year in duration amounted to $16.6 million, with expected contract expiration dates that range largely from 2026 – 2027. It is expected that $11.0 million of this aggregate amount will be recognized in 2026, $4.0 million will be recognized in 2027 and the remainder will be recognized in years beyond 2027. The majority of the Company's orders received (but not yet shipped) at  December 31, 2024 is related to contracts that have an original expected duration of one year or less, for which the Company is electing to utilize the practical expedient available within the guidance, and are excluded from the transaction price related to these future obligations. The Company will generally satisfy the remaining performance obligations as we transfer control of the products ordered to our customers.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price and related acquisition costs over the fair value assigned to the net tangible and other intangible assets acquired in a business acquisition. At December 31, 2024 and 2023, the Company's reportable operating segments were as follows:

•	Power Solutions and Protection: includes the 2012 acquisition of Powerbox Italia, the 2014 acquisition of ABB's Power Solutions business, the 2019 acquisition of the majority of CUI Inc.'s power products business, the 2021 acquisition of EOS, the 2023 equity method investment in innolectric, the 2024 acquisition of Enercon, in addition to sales and an estimated allocation of expenses related to power products manufactured at Bel sites that are not product group specific.

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

The changes in the carrying value of goodwill classified by our segment reporting structure for the year ended  December 31, 2024 are as noted in the table below.

	Total	Power Solutions & Protection	Connectivity Solutions	Magnetic Solutions
Balance at January 1, 2023:
Goodwill, gross	$25,099	$18,152	$6,947	$-
Goodwill, net	$25,099	$18,152	$6,947	$-

Foreign currency translation	1,543	471	1,072	-

Balance at December 31, 2023:
Goodwill, gross	$26,642	$18,623	$8,019	$-
Goodwill, net	$26,642	$18,623	$8,019	$-

Goodwill allocation related to acquisition	$182,905	$182,905	$-	$-
Foreign currency translation	(1,511)	(1,441)	(70)	-

Balance at December 31, 2024:
Goodwill, gross	$208,036	$200,087	$7,949	$-
Goodwill, net	$208,036	$200,087	$7,949	$-

The addition of $182.9 million of goodwill during the year ended December 31, 2024 related to the Company's acquisition of Enercon, as further discussed in Note 3, "Acquisition and Divestiture". The Company has accumulated impairment charges totaling $137.5 million, which were incurred under a former segment and reporting unit structure which was in place prior to October 1, 2019.

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

2024 Annual Impairment Test

On October 1, 2024, the Company completed a quantitative assessment of our annual goodwill impairment test for our three existing reporting units. We concluded that the fair value of the Company's Power Solutions and Protection (excluding CUI), Connectivity Solutions, and CUI reporting units exceeded the carrying value and that there was no indication of impairment.

The excess of estimated fair values over carrying value, including goodwill for each of our reporting units that had goodwill as of the 2024 annual impairment test were as follows:

Reporting Unit	% by Which Estimated Fair Value Exceeds Carrying Value
Power Solutions and Protection (excluding CUI)	500.5%
Connectivity Solutions	156.0%
CUI	43.6%

2023 Annual Impairment Test

Prior to October 1, 2023, the Company's reporting units were Power Europe, Connectivity Europe, CUI and EOS. On October 1, 2023, the Company completed a quantitative assessment of our annual goodwill impairment test for each of the four existing reporting units at that time. We concluded that the fair value of the Company's Connectivity Europe, Power Europe, CUI and EOS reporting units exceeded the carrying value and that there was no indication of impairment. Effective October 1, 2023, in connection with a then-recent shift in how management views and manages the business in light of the consolidation or our ERP systems, recent facility consolidations and other streamlining initiatives at the product group level, the Company changed its reporting unit structure. The Company's new reporting units are Power Solutions and Protection (excluding CUI), CUI, Connectivity Solutions and Magnetic Solutions. The Company performed a qualitative analysis (Step 0) on the new reporting units as of the October 1, 2023 testing date and concluded no impairment existed for the new reporting units at that time.

As noted above, the fair value determined in connection with the goodwill impairment test completed in the fourth quarter of 2024 exceeded the carrying value for each reporting unit. Therefore, there was no impairment of goodwill. However, if the fair value decreases in future periods, the Company may need to complete an interim goodwill impairment test and any potential goodwill impairment charge would be dependent upon the estimated fair value of the reporting unit at that time and the outcome of the impairment test. The fair values of the assets and liabilities of the reporting unit, including the intangible assets, could vary depending on various factors.

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

Other Intangible Assets

Other identifiable intangible assets include patents, technology, license agreements, non-compete agreements and trademarks. Amounts assigned to these intangible assets have been determined by management.  Management considered a number of factors in determining the allocations, including valuations and independent appraisals. Trademarks have indefinite lives and are reviewed for impairment on an annual basis, or when there is a triggering event. Other intangible assets, excluding trademarks, are being amortized over 1 to 17 years.

The Company tests indefinite-lived intangible assets for impairment using a fair value approach, the relief-from-royalty method (a form of the income approach). At December 31, 2024, the Company's indefinite-lived intangible assets related to the trademarks acquired in the Enercon, CUI, Power Solutions, Connectivity Solutions, Cinch and Fibreco acquisitions.

The components of definite and indefinite-lived intangible assets are as follows:

	December 31, 2024			December 31, 2023
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents, licenses and technology	$56,628	$12,589	$44,039	$19,176	$11,386	$7,790
Customer relationships	186,683	36,953	149,730	56,711	32,099	24,612
Trademarks	38,337	158	38,179	17,148	159	16,989

	$281,648	$49,700	$231,948	$93,035	$43,644	$49,391

The increases in gross carrying amounts noted above as of December 31, 2024 related intangibles acquired in connection with the Enercon transaction, as further detailed in Note 3, "Acquisition and Divestiture". Amortization expense was $6.5 million, $4.7 million and $6.0 million during each of 2024, 2023 and 2022 respectively.

Estimated amortization expense for intangible assets for the next five years is as follows:

December 31,	Amortization Expense
2025	$14,760
2026	14,670
2027	14,559
2028	14,559
2029	13,515

2024 and 2023 Impairment Tests

The Company completed its annual indefinite-lived intangible assets impairment test as of October 1, 2024 and October 1, 2023. During the October 1, 2024 testing date, it was concluded that an impairment existed related to the Company's CUI tradename given recent trade restrictions with one of its large suppliers in the PRC. In connection with the trade restriction, and the resulting loss of sales to our customers, the Company recorded a $0.4 million impairment charge related to the CUI tradename within the Company's Power Solutions and Protection segment during the year ended December 31, 2024. No indication of impairment was evident at the October 1, 2023 test date for the Company's indefinite-lived intangible assets. Management has concluded that the fair value of these trademarks exceeded the related carrying values at December 31, 2024 and  December 31, 2023, with no indication of impairment at either date.

6.	FAIR VALUE MEASUREMENTS

The following tables show the Company's cash, cash equivalents and other marketable and held to maturity securities by significant investment category as of December 31, 2024 and 2023:

	December 31, 2024
	Carrying value	Fair value	Cash and cash equivalents	Other Current Assets
Cash	$66,917	$66,917	$66,917	$-
Level 1:
Money market funds	1	1	1	-
Money market funds (Rabbi Trust)	566	566	-	566
Subtotal	567	567	1	566
Level 2:
Certificates of deposit and time deposits	2,938	3,348	1,335	1,602
Subtotal	2,938	3,348	1,335	1,602
Total	$70,422	$70,832	$68,253	$2,168

	December 31, 2023
	Carrying value	Fair value	Cash and cash equivalents	Other Current Assets
Cash	$57,544	$57,544	$57,544	$-
Level 1:
Money market funds	31,188	31,188	31,188	-
Money market funds (Rabbi Trust)	303	303	-	303
Subtotal	31,491	31,491	31,188	303
Level 2:
Certificates of deposit and time deposits	3,629	3,926	639	2,990
Subtotal	3,629	3,926	639	2,990
Total	$92,664	$92,961	$89,371	$3,293

As of December 31, 2024 and 2023, our available-for-sale securities primarily consisted of investments held in a rabbi trust which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations. These securities are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs and amounted to $0.6 million at December 31, 2024 and $0.3 million at December 31, 2023.

Throughout 2024 and 2023, the Company entered into a series of foreign currency forward contracts, the fair value of which was ($1.0) million at  December 31, 2024 and $0.5 million at December 31, 2023. The estimated fair value of foreign currency forward contracts is based on quotes received from the applicable counterparty, and represents the estimated amount we would receive or pay to settle the contracts, taking into consideration current exchange rates which can be validated through readily observable data from external sources (Level 2).

The Company is a party to two interest rate swap agreements as further described in Note 13, "Derivative Instruments and Hedging Activities". The fair value of the interest rate swap agreements was $2.7 million and $4.0 million at December 31, 2024 and 2023, respectively, which was based on data received from the counterparty, and represents the estimated amount we would receive or pay to settle the agreements, taking into consideration current and projected future interest rates as well as the creditworthiness of the parties, all of which can be validated through readily observable data from external sources.

The fair values of our derivative financial instruments (which are measured using Level 2 fair value inputs) and their classifications in our consolidated balance sheets as of December 31, 2024 and 2023 were as follows:

	Balance Sheet Classification	December 31, 2024	December 31, 2023
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Other current assets	$-	$-
Non designated as hedging instruments	Other current assets	-	486
Interest rate swap agreements:
Designated as a cash flow hedge	Other assets	2,730	3,960
Total derivative assets		$2,730	$4,446

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Other current liabilities	$116	$5
Not designated as hedging instruments	Other current liabilities	919	-
Total derivative liabilities		$1,035	$5

In connection with the acquisition of Enercon as further described in Note 3, "Acquisition and Divestiture", the Sellers are eligible to receive an earnout payment based on the achievement of certain financial metrics in 2025 and 2026. As this contingent consideration will be settled in cash by Bel if the related metrics are achieved, this contingent consideration has been classified as a liability on the accompanying balance sheet at December 31, 2024. The earnout liabilities were initially recorded at a fair value of $3.3 million at the acquisition date, with subsequent remeasurement to fair value at December 31, 2024 calculated using Level 3 unobservable inputs. At December 31, 2024, inputs to the valuation approach for the contingent earnout liabilities include the Company's forecasted Enercon EBITDA (as defined under the terms of the Purchase Agreement) for each of 2025 and 2026, an estimated EBITDA volatility measure of 52.1%, an expected term of 2 years and a discount rate on the earnout payments of 6.66%. The fair value of the earnout liabilities as of December 31, 2024 and 2023 were as follows:

		Level 3
	Balance Sheet Classification	December 31, 2024	December 31, 2023
Contingent Liabilities:
Earnout payment liability - 2025	Other current liabilities	$2,041	$-
Earnout payment liability - 2026	Other long-term liabilities	1,446	-
		$3,487	$-

Aside from the earnout liability described above, the Company does not have any other financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during 2024 or 2023. There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during 2024.

During 2024, in connection with the Company's annual impairment test of indefinite-lived intangible assets, the Company adjusted the carrying value associated with the CUI tradename to fair value. Aside from this item, there were no other financial assets accounted for at fair value on a nonrecurring basis as of  December 31, 2024 or  December 31, 2023.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature. The fair value of the Company’s long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities. At December 31, 2024 and 2023, the estimated fair value of total debt was $286.6 million and $60.0 million, respectively, compared to a carrying amount of $287.5 million and $60.0 million, respectively. The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of December 31, 2024.

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

At December 31, 2024 and 2023, the Company had obligations of $18.0 million and $19.5 million, respectively, associated with its SERP. As a means of informally funding these obligations, the Company has invested in life insurance policies related to certain employees and marketable securities held in a rabbi trust. At December 31, 2024 and 2023, these assets had a combined value of $17.0 million and $15.4 million, respectively.

Company-Owned Life Insurance

Investments in company-owned life insurance policies ("COLI") were made with the intention of utilizing them as a long-term funding source for the Company's SERP obligations. However, the cash surrender value of the COLI does not represent a committed funding source for these obligations. Any proceeds from these policies are subject to claims from creditors. The cash surrender value of the COLI of $16.4 million and $15.1 million at December 31, 2024 and 2023, respectively, is included in other assets in the accompanying consolidated balance sheets. The volatility in global equity markets in recent years has also had an effect on the cash surrender value of the COLI policies. The Company recorded income (expense) to account for the increase (decrease) in cash surrender value in the amount of $1.3 million, $1.3 million and ($2.2) million during the years ended December 31, 2024, 2023 and 2022, respectively. These fluctuations are classified as other income (expense), net on the consolidated statements of operations for all periods presented. This classification is consistent with the costs associated with the long-term employee benefit obligations that the COLI is intended to fund.

Other Investments

At December 31, 2024 and 2023, the Company held, in the aforementioned rabbi trust, available-for-sale investments at a cost of $0.6 million and $0.3 million, respectively. Together with the COLI described above, these investments are intended to fund the Company's SERP obligations and are classified as other assets in the accompanying consolidated balance sheets. The Company monitors these investments for impairment on an ongoing basis. At December 31, 2024 and 2023, the fair market value of these investments was $0.6 million and $0.3 million, respectively.

8.	INVENTORIES

The components of inventories are as follows:

	December 31,
	2024	2023
Raw materials	$74,750	$63,647
Work in progress	53,569	42,038
Finished goods	33,051	30,855
Inventories	$161,370	$136,540

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	December 31,
	2024	2023
Land	$115	$348
Buildings and improvements	19,385	15,286
Machinery and equipment	99,747	98,527
Construction in progress	5,243	1,567
	124,490	115,728
Accumulated depreciation	(76,611)	(79,195)
Property, plant and equipment, net	$47,879	$36,533

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $9.9 million, $8.6 million and $8.9 million, respectively. At December 31, 2024 and December 31, 2023, a total of $2.1 million and $1.3 million, respectively, of property was classified as assets held for sale on the accompanying consolidated balance sheet related to several buildings in Zhongshan, PRC and Glen Rock, Pennsylvania.

10.	INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2021 and for state examinations before 2018. Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2014 in Asia and generally 2016 in Europe.

The components of income from operations before income taxes and the provision for income taxes are as follows:

Domestic and foreign income before taxes is as follows:

	Years Ended December 31,
	2024	2023	2022
Domestic	$29,224	$51,550	$14,215
Foreign	32,584	31,750	44,844
	$61,808	$83,300	$59,059

Federal, state and foreign income tax expense (benefit) consists of the following:

	Years Ended December 31,
	2024	2023	2022
Current:
Federal	$11,473	$11,403	$9,175
State	895	975	787
Foreign	6,515	963	1,002
	18,883	13,341	10,964
Deferred:
Federal	(5,200)	(3,128)	(4,064)
State	(442)	(139)	(255)
Foreign	(625)	(605)	(275)
	(6,267)	(3,872)	(4,594)
	$12,616	$9,469	$6,370

A reconciliation of taxes on income computed at the U.S. federal statutory rate to amounts provided is as follows:

	Years Ended December 31,
	2024		2023		2022
	$	%	$	%	$	%
Tax provision computed at the federal statutory rate	$12,980	21%	$17,493	21%	$12,402	21%
Increase (decrease) in taxes resulting from:
Different tax rates applicable to foreign operations	1,736	3%	(1,697)	(2%)	(1,677)	(3%)
Reversal of liability for uncertain tax positions - net	(1,696)	(3%)	(4,726)	(6%)	(2,515)	(4%)
State taxes, net of federal benefit	(767)	(1%)	(433)	(1%)	292	0%
SERP/COLI and restricted stock income	(1,302)	(2%)	(756)	(1%)	733	1%
Other, net	1,665	3%	(412)	(0%)	(2,865)	(5%)
Tax provision computed at the Company's effective tax rate	$12,616	20%	$9,469	11%	$6,370	11%

As of December 31, 2024 and 2023. the Company has gross foreign net operating losses (“NOLs”) of $14.4 million and $15.1 million which amount to $3.9 million and $4.0 million of deferred tax assets, respectively. The Company has no federal or state NOLs during these periods. In addition, the Company has $0.3 million of credit carryforwards. The Company believes that it is more likely than not that the benefit arising from certain NOL, credit carryforwards and acquisition assets will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $1.8 million on these deferred tax assets. The federal and certain foreign NOLs can be carried forward indefinitely, the state and certain foreign NOLs expire at various times during 2028 – 2043 and the tax credit carryforwards expire at various times during 2031 - 2043.

As of December 31, 2024, we are not indefinitely reinvested with respect to undistributed earnings from some of our Asian subsidiaries.  There was no material deferred tax expense recorded for foreign tax costs associated with the future remittance of these undistributed earnings.  The Company remains permanently reinvested with respect to undistributed earnings from our other foreign subsidiaries. It is not practicable to estimate the amount of deferred tax liability, if any, with respect to these permanently reinvested undistributed earnings.

Components of deferred income tax assets and liabilities are as follows:

	December 31,
	2024	2023
	Tax Effect	Tax Effect
Deferred tax assets:
State tax credits	$90	$424
Reserves and accruals	6,970	4,504
Federal, state and foreign net operating loss and credit carryforwards	4,247	4,303
Depreciation	384	435
Amortization	9,845	6,004
Lease accounting	6,157	4,605
Other accruals	6,054	5,997
Total deferred tax assets	33,747	26,272
Valuation allowance	1,844	2,009
Net deferred tax assets	31,903	24,263
Deferred tax liabilities:
Unfunded pension liability	260	255
Depreciation	2,685	2,331
Amortization	34,903	6,359
Lease accounting	5,960	4,659
Other accruals	581	562
Total deferred tax liabilities	44,389	14,166
Net deferred tax (liabilities) assets	$(12,486)	$10,097

At December 31, 2024, 2023 and 2022, the Company has approximately $18.1 million, $19.8 million and $24.8 million, respectively, of liabilities for uncertain tax positions. These amounts, if recognized, would reduce the Company’s effective tax rate. As of December 31, 2024, approximately $1.2 million of the Company’s liabilities for uncertain tax positions are expected to be resolved during the next twelve months by way of expiration of the related statutes of limitations.

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions, including the portion included in income taxes payable, is as follows:

	Year Ended December 31,
	2024	2023
Liability for uncertain tax positions - January 1	$19,823	$24,798
Additions based on tax positions related to the current year	1,053	973
Translation adjustment	-	(249)
Settlement/expiration of statutes of limitations	(2,749)	(5,699)
Liability for uncertain tax positions - December 31	$18,127	$19,823

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes. During the years ended December 31, 2024, 2023 and 2022, the Company recognized $0.3 million, $0.4 million and $0.6 million, respectively, in interest and penalties in the consolidated statements of operations. During the years ended December 31, 2024, 2023 and 2022, the Company recognized a benefit of $1.1 million, $2.3 million and $1.6 million, respectively, for the reversal of such interest and penalties, relating to the expiration of statues of limitations and settlement of the acquired liability for uncertain tax positions. The Company has approximately $1.2 million, $2.0 million and $4.0 million accrued for the payment of interest and penalties at December 31, 2024, 2023 and 2022, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the consolidated balance sheets.

11.	DEBT

The Company has a Credit and Security Agreement with KeyBank National Association (as amended, the "credit agreement" or the "CSA"). Prior to November 14, 2024, the CSA had provided for a $175 million 5-year senior secured revolving credit facility ("revolver"), with a sublimit of up to $10 million available for letters of credit and a sublimit of up to $5 million available for swing line loans. On November 14, 2024, Bel entered into a Third Amendment Agreement (the “Third Amendment”) to the CSA, which made certain amendments to the CSA including (i) increasing the maximum revolving amount from $175 million to $325 million in order to finance the Enercon acquisition, and (ii) making loans under the new revolver in an aggregate principal amount of $240 million.

At December 31, 2024 and 2023, outstanding borrowings under the revolver amounted to $287.5 million and $60.0 million, respectively. The unused credit available under the credit facility was $37.5 million at  December 31, 2024 and $115.0 million at December 31, 2023. The Company incurred $4.1 million and $2.9 million of interest expense during the years ended December 31, 2024 and 2023, respectively, in connection with interest due on its outstanding borrowings under the CSA during each period, including the effects of the 2021 Swaps (as hereinafter defined) and amortization of deferred financing costs. During  January 2023, the Company amended its CSA and related 2021 Swaps to transition the reference rate from LIBOR to SOFR effective  January 31, 2023.

The effective rate of interest for our total outstanding borrowings, including the impact of the 2021 Swaps discussed below, was 5.47% and 2.47%, respectively, as of December 31, 2024 and December 31, 2023. The interest rate in effect for the fixed-rate portion of our outstanding borrowings ($60 million at each of December 31, 2024 and 2023) was 2.84% and 2.47% at December 31, 2024 and 2023, respectively. The weighted-average interest rate in effect for the variable-rate portion of our outstanding borrowings ($227.5 million at December 31, 2024) was 6.16% at December 31, 2024, and consisted of SOFR plus the Company’s credit spread at December 31, 2024, as determined per the terms of the CSA. No outstanding borrowings were subject to a variable interest rate at December 31, 2023. In order to manage our interest rate exposure on the remaining borrowings, and as further described in Note 13, "Derivative Instruments and Hedging Activities", the Company is party to the 2021 Swaps, each with an aggregate notional amount of $30 million, or $60 million in the aggregate, the effect of which is to fix the SOFR portion (or, for periods prior to January 31, 2023, the LIBOR portion) of the interest rate on a portion of our outstanding debt on our Revolver (or such portion thereof up to the aggregate $60 million notional amount of the 2021 Swaps). In periods prior to January 31, 2023, the 2021 Swaps required the Company to pay interest on the notional amount at the rate of 1.3055% and 1.3180%, respectively, in exchange for the one-month LIBOR rate. Effective January 31, 2023, in connection with the Company's transition of its reference rate from LIBOR to SOFR as further described in Recently Adopted Accounting Standards in Note 1, "Description of Business and Summary of Significant Accounting Policies", the 2021 Swaps require the Company to pay interest on the notional amount at the rate of 1.334% and 1.348%, respectively, in exchange for the daily SOFR rate plus 10 basis points.

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

On January 12, 2023, the Company amended its credit agreement for the purpose of transitioning its reference rate related to interest from LIBOR to SOFR. The borrowings under the credit agreement bear interest, generally payable quarterly, at a rate equal to, at the Company's option, either (1) SOFR, plus a margin ranging from 1.125% per annum to 2.125% per annum depending on the Company’s leverage ratio, or (2)(a) an alternate “Base Rate,” which is the highest of (i) KeyBank’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the SOFR rate with a maturity of one month plus 1%, plus (b) a margin ranging from 0.125% per annum to 1.125% per annum, depending on the Company’s leverage ratio.  Pursuant to the terms of the credit agreement, the Company has agreed to pay to KeyBank, as administrative agent for the ratable account of the revolving lenders in consideration for their commitments in respect of the revolver, a commitment fee due quarterly in arrears and calculated based on the average unused amount of the facility (exclusive of swing line exposure), at a rate ranging from 0.2% per annum to 0.3% per annum, depending on the Company’s leverage ratio.

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

At December 31, 2024, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio.

Scheduled principal payments of the total debt outstanding at  December 31, 2024 are as follows (in thousands):

2025	$-
2026	287,500
2027	-
Total long-term debt	287,500
Less: Current maturities of long-term debt	-
Noncurrent portion of long-term debt	$287,500

12.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2024	2023
Salaries, bonuses and related benefits	$32,478	$33,566
Accrued restructuring costs	5,823	5,498
Sales commissions	2,616	2,347
Warranty accrual	1,554	1,542
Other	10,560	11,704
	$53,031	$54,657

The change in warranty accrual during 2024 primarily related to repair costs incurred and adjustments to pre-existing warranties. There were no new material warranty charges incurred during 2024.

Restructuring Activities:

Activity and liability balances related to restructuring costs for the years ended December 31, 2023 and 2024 are as follows:

		2023			2024
	Liability at		Cash Payments	Liability at		Cash Payments	Liability at
	December 31,	New	and Other	December 31,	New	and Other	December 31,
	2022	Charges	Settlements	2023	Charges	Settlements	2024
Severance costs	$3,390	$7,590	$(9,429)	$1,551	$2,888	$(3,163)	$1,276
Disposal of equipment in connection with restructuring	-	1,320	(1,320)	-	-	-	-
Other restructuring costs	3,406	1,204	(663)	3,947	571	29	4,547
Total	$6,796	$10,114	$(11,412)	$5,498	$3,459	$(3,134)	$5,823

During the third quarter of 2022, a series of initiatives were launched to streamline our operational footprint. In a project completed during the fourth quarter of 2023, two of our Magnetic Solutions manufacturing facilities in Zhongshan and Pingguo, China, were largely consolidated into a single centralized site in the Binyang county of Southwestern China (the new Bel Guangxi facility). Further, during 2023, we completed the transition out of our Tempe, Arizona and Sudbury, UK facilities (both within our Connectivity Solutions segment) into other existing Bel sites. Our Connectivity Solutions Melbourne, Florida site also transitioned its manufacturing operations into our existing site in Waseca, Minnesota during 2023. The $10.1 million of restructuring charges incurred the year ended  December 31, 2023, and the accrued restructuring costs of $5.5 million at December 31, 2023, are associated with these collective initiatives.

The 2024 charges and ending liability balance at December 31, 2024 noted above for severance costs largely relate to an initiative within our Power segment related to the transition of our fuse operations to other existing sites and also within our Connectivity segment related to the transition of certain manufacturing from our Glen Rock, Pennsylvania facility to other existing Bel sites. The new charges noted above for other restructuring costs relate to housing and social insurance costs associated with our fuse restructuring initiative within our Power segment. The balances in other restructuring costs in the table above as of December 31, 2023 and December 31, 2024 largely related to remaining liabilities associated with the Company's aforementioned facility consolidation project in the PRC.

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

We held outstanding foreign currency forward contracts with notional amounts of $14.2 million and $25.8 million as of December 31, 2024 and 2023, respectively. The Company's foreign currency forward contracts related to the Chinese renminbi are designated as cash flow hedges for accounting purposes and as such, changes in their fair value are recognized in accumulated other comprehensive income (loss) in the consolidated balance sheet and are reclassified into the consolidated statement of operations within cost of goods sold in the period in which the hedged transaction affects earnings.

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

Fair Values of Derivative Financial Instruments

See Note 6, "Fair Value Measurements" for the gross fair values of the Company's derivative assets and liabilities as of December 31, 2024 and 2023.

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on AOCL and on the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Net (losses) gains recognized in AOCL:
Foreign currency forward contracts	$(184)	$(1,470)	$(119)
Interest rate swap agreements	1,178	689	5,886
	$994	$(781)	$5,767

Net (losses) gains reclassified from AOCL to the consolidated statement of operations:
Foreign currency forward contracts	$(466)	$(537)	$(805)
Interest rate swap agreements	2,407	2,268	230
	$1,941	$1,731	$(575)

The losses related to the foreign currency forward contracts are included as a component of currency translation adjustment on the accompanying consolidated statements of comprehensive income at December 31, 2024, 2023 and 2022.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains recognized on derivative financial instruments not designated as hedging instruments in our consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022 were as follows:

		Year Ended December 31,
	Classification in Consolidated Statements of Operations	2024	2023	2022
Foreign currency forward contracts	Other expense, net	74	150	58
		$74	$150	$58

14.	SEGMENTS

The Company operates in one industry with three reportable operating segments, which represent the Company's three product groups, consisting of Power Solutions and Protection, Connectivity Solutions and Magnetic Solutions:

Power Solutions and Protection Segment: This segment includes internal and external AC/DC power supplies, DC/DC converters and DC/AC inverters utilized in defense, commercial aerospace, industrial, networking and consumer applications. Bel circuit protection products include board level fuses (miniature, micro and surface mount), and Polymeric PTC (Positive Temperature Coefficient) devices, designed for the global electronic and telecommunication markets.

Connectivity Solutions Segment: This segment includes high speed and harsh environment copper and optical fiber connectors and integrated assemblies, providing connectivity solutions within the commercial aerospace, military communications, defense, network infrastructure, structured building cabling and several industrial applications.

Magnetic Solutions Segment:  This segment includes the Company’s ICM products, which integrate RJ45 connectors with discrete magnetic components to provide better performance and a more robust device, substantially reducing board space and optimizing performance. This segment also includes Power Transformers for use in a wide array of applications, including industrial instrumentation, alarm and security systems, motion control, elevators, and medical products.

There are no intercompany sales between the segments.

On a quarterly basis, the Company’s chief operating decision maker (CODM), the Chief Executive Officer, utilizes gross profit (a U.S. GAAP measure) as the profitability measure in assessing segment performance. The CODM uses segment gross profit to make commercial and operational related decisions across the business and when evaluating capital deployment opportunities. In accordance with ASU 2023-07, the Company has elected to disclose gross profit as its required measure of segment profit and loss since it represents the measure of segment performance that is most consistent with U.S. GAAP measurement principles.

The following is a summary of key financial data for each of the three years ended December 31, 2024, 2023 and 2022. In addition to total segment revenues and segment gross profit, the CODM’s quarterly reporting package also includes cost of sales in arriving at the disclosed measure of profitability. The Company has determined that cost of sales is a significant segment expense and is therefore included in the financial data disclosure tables below.

	Year Ended December 31, 2024
	Power Solutions	Connectivity	Magnetic	Corporate/
	and Protection	Solutions	Solutions	Other	Total
Net sales	$245,551	$220,370	$68,871	$-	$534,792
Cost of sales	141,425	138,606	51,418	985	332,434
Gross profit	104,126	81,764	17,453	(985)	202,358
Gross profit %	42.4%	37.1%	25.3%	nm	37.8%
Research and development costs					23,586
Selling, general and administrative expenses					110,616
Impairment of CUI tradename					400
Restructuring charges					3,459
Interest expense					4,078
Interest income					(4,754)
Other income/expense, net					3,165
Earnings before provision for income taxes					$61,808

Other Segment Disclosures:
Total Assets	$654,131	$177,443	$51,415	$66,800	$949,789
Capital Expenditures	5,446	7,908	281	473	14,108
Depreciation and Amortization Expense	8,284	6,853	819	501	16,457
Interest Expense	1,327	68	-	2,683	4,078

	Year Ended December 31, 2023
	Power Solutions	Connectivity	Magnetic	Corporate/
	and Protection	Solutions	Solutions	Other	Total
Net sales	$314,105	$210,572	$115,136	$-	$639,813
Cost of sales	194,364	138,541	89,822	1,237	423,964
Gross profit	119,741	72,031	25,314	(1,237)	215,849
Gross profit %	38.1%	34.2%	22.0%	nm	33.7%
Research and development costs					22,487
Selling, general and administrative expenses					99,091
Restructuring charges					10,114
Gain on sale of properties					(3,819)
Gain on sale of Czech Republic business					(980)
Interest expense					2,850
Interest income					(1,697)
Other income/expense, net					4,503
Earnings before provision for income taxes					$83,300

Other Segment Disclosures:
Total assets	$222,068	$197,045	$47,900	$104,618	$571,631
Capital expenditures	4,563	7,384	160	19	12,126
Depreciation and amortization expense	5,280	6,152	1,094	786	13,312
Interest expense	-	-	-	2,850	2,850

	Year Ended December 31, 2022
	Power Solutions	Connectivity	Magnetic	Corporate/
	and Protection	Solutions	Solutions	Other	Total
Net sales	$288,366	$187,085	$178,782	$-	$654,233
Cost of sales	200,526	138,597	129,492	2,165	470,780
Gross profit	87,840	48,488	49,290	(2,165)	183,453
Gross profit %	30.5%	25.9%	27.6%	nm	28.0%
Research and development costs					20,238
Selling, general and administrative expenses					92,342
Restructuring charges					7,322
Gain on sale of properties					(1,596)
Interest expense					3,379
Interest income					(177)
Other income/expense, net					2,886
Earnings before provision for income taxes					$59,059

Other Segment Disclosures:
Total Assets	$234,095	$170,895	$107,891	$47,585	$560,466
Capital Expenditures	3,916	4,566	350	-	8,832
Depreciation and Amortization Expense	6,470	6,145	2,133	115	14,863
Interest Expense	-	-	-	3,379	3,379

Entity-Wide Information

The following is a summary of entity-wide information related to the Company's net sales to external customers by geographic area and by major product line. Such information attributes net sales based on markets where revenues are reported.

	Years Ended December 31,
	2024	2023	2022
Net Sales by Geographic Location:
United States	$362,118	$447,793	$409,199
People's Republic of China	23,394	43,109	77,061
Macao	25,130	35,026	61,744
United Kingdom	35,915	25,648	21,903
Slovakia	33,228	35,555	22,120
Germany	15,268	17,327	24,112
India	10,635	15,365	17,608
Switzerland	15,594	11,237	9,893
Israel	8,227	-	-
All other foreign countries	5,283	8,753	10,593
Consolidated net sales	534,792	639,813	654,233

Net Sales by Major Product Line:
Power solutions and protection	$245,551	$314,105	$288,366
Connectivity solutions	220,370	210,572	187,085
Magnetic solutions	68,871	115,136	178,782
Consolidated net sales	$534,792	$639,813	$654,233

The following is a summary of long-lived assets by geographic area as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Long-lived Assets by Geographic Location:
United States	$40,840	$34,990
People's Republic of China (PRC)	23,942	23,621
Slovakia	6,553	7,468
Israel	4,125	-
United Kingdom	3,001	3,024
All other foreign countries	4,057	549
Consolidated long-lived assets	$82,518	$69,652

Long-lived assets consist of property, plant and equipment, net and other assets of the Company that are identified with the operations of each geographic area.

The territory of Hong Kong became a Special Administrative Region ("SAR") of the PRC in the middle of 1997. The territory of Macao became a SAR of the PRC at the end of 1999. Management cannot presently predict what future impact the current status of these territories, along with evolving political landscape in the region, will have on the Company, if any, or how the political climate in the PRC will affect the Company's contractual arrangements in the PRC (including risks arising out of any changes in governmental and economic policy, such as increased or new tariffs, and current or additional trade restrictions, and the potential for adverse developments arising out of any political or economic instability related to Hong Kong or Taiwan). A significant portion of the Company's manufacturing operations and approximately 30.8% of its identifiable assets are located in Asia.

Net Sales to Major Customers

The Company had no direct customers whose net sales represented in excess of ten percent of the Company's consolidated net sales in 2024 or 2023. In 2022, the Company had one direct customer with net sales of $83.9 million (12.8% of sales). Net sales related to this significant customer were primarily reflected in the Magnetic Solutions operating segment.

15.	RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees' Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended (the "Code"). The Employees' Savings Plan allows eligible employees to voluntarily contribute a percentage of their eligible compensation, subject to Code limitations, which contributions are matched by the Company in an amount equal to 100% of the first 1% of compensation contributed by participants, and 50% of the next 5% of compensation contributed by participants. The Company's matching contribution is made in the form of Bel Fuse Inc. Class A common stock. Prior to January 1, 2012, the Company's matching and profit sharing contributions were made in the form of shares of Bel Fuse Inc. Class A and Class B common stock. The expense for each of the years ended December 31, 2024, 2023 and 2022 amounted to $1.4 million, $1.3 million and $1.3 million, respectively. As of December 31, 2024, the plan owned approximately 256,585 shares and52,924 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company also maintains a Nonqualified Deferred Compensation Plan (the "DCP"). With certain exceptions, the Company's contributions to the DCP are discretionary and become fully vested by the participants upon reaching age 65. The expense for the years ended December 31, 2024, 2023 and 2022 amounted to $0.2 million, $0.2 million and $0.1 million, respectively.  As the plan is fully funded, the assets and liabilities related to the DCP were in equal amounts of $1.3 million at December 31, 2024 and $1.0 million at December 31, 2023. These amounts are included in other assets and other liabilities, respectively, on the accompanying consolidated balance sheets as of each date.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees. Eligible employees contribute up to 5% of salary to the fund. In addition, the Company must contribute a minimum of 5% of eligible salary, as determined by Hong Kong government regulations. The Company currently contributes 7% of eligible salary in cash. The expense for the years ended December 31, 2024, 2023 and 2022 amounted to approximately $0.3 million, $1.5 million and $1.8 million, respectively.

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

The benefits available under the SERP vary according to when and how the participant terminates employment with the Company. If a participant retires (with the prior written consent of the Company) on his normal retirement date (65 years old, 20 years of service, and 5 years of Plan participation), his normal retirement benefit under the Plan would be annual payments equal to 40% of his average base compensation (calculated using compensation from the highest five consecutive calendar years of Plan participation), payable in monthly installments for the remainder of his life. If a participant retires early from the Company (55 years old, 20 years of service, and five years of Plan participation), his early retirement benefit under the Plan would be an amount (i) calculated as if his early retirement date were in fact his normal retirement date, (ii) multiplied by a fraction, with the numerator being the actual years of service the participant has with the Company and the denominator being the years of service the participant would have had if he had retired at age 65, and (iii) actuarially reduced to reflect the early retirement date. If a participant dies prior to receiving 120 monthly payments under the Plan, his beneficiary would be entitled to continue receiving benefits for the shorter of (i) the time necessary to complete 120 monthly payments or (ii) 60 months. If a participant dies while employed by the Company, his beneficiary would receive, as a survivor benefit, an annual amount equal to (i) 100% of the participant's annual base salary at date of death for one year, and (ii) 50% of the participant's annual base salary at date of death for each of the following four years, each payable in monthly installments. The Plan also provides for disability benefits, and a forfeiture of benefits if a participant terminates employment for reasons other than those contemplated under the Plan. The expense related to the Plan for the years ended December 31, 2024, 2023 and 2022 amounted to $1.4 million, $1.3 million and $1.5 million, respectively.

Net Periodic Benefit Cost

The net periodic benefit cost related to the SERP consisted of the following components during the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022
Service Cost	$395	$369	$503
Interest Cost	903	886	636
Net amortization	79	71	312
Net periodic benefit cost	$1,377	$1,326	$1,451

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

Obligations and Funded Status

Summarized information related to the SERP about the changes in plan assets and benefit obligation, the funded status and the amounts recorded at  December 31, 2024 and 2023 are as follows:

	Years Ended December 31,
	2024	2023
Fair value of plan assets, January 1	$-	$-
Company contributions	775	775
Benefits paid	(775)	(775)
Fair value of plan assets, December 31	$-	$-
Benefit obligation, January 1	$19,484	$18,175
Service cost	395	370
Interest cost	903	886
Benefits paid	(775)	(775)
Actuarial (gain) loss	(1,968)	828
Benefit obligation, December 31	$18,039	$19,484
Underfunded status, December 31	$(18,039)	$(19,484)

The Company has recorded the 2024 and 2023 underfunded status as a long-term liability on the consolidated balance sheets. The accumulated benefit obligation for the SERP was $17.2 million as of  December 31, 2024 and $18.1 million as of December 31, 2023. The aforementioned company-owned life insurance policies and marketable securities held in a rabbi trust had a combined value of $17.0 million and $15.4 million at December 31, 2024 and 2023, respectively. See Note 7, "Other Assets," for additional information on these investments.

The estimated net loss and prior service cost for the SERP that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0.1 million. The Company expects to make contributions of $0.9 million to the SERP in 2025. The Company had no net transition assets or obligations recognized as an adjustment to other comprehensive income and does not anticipate any plan assets being returned to the Company during 2025, as the plan has no assets.

The following benefit payments, which reflect expected future service, are expected to be paid:

Years Ending
December 31,
2025	$1,159
2026	1,141
2027	1,203
2028	1,293
2029	1,307
2030 - 2034	7,188

The following gross amounts are recognized net of tax in accumulated other comprehensive loss:

	December 31,
	2024	2023	2022
Prior service cost	$132	$212	$334
Net loss	(3,303)	(1,336)	(2,216)
	$(3,171)	$(1,124)	$(1,882)

Actuarial Assumptions

The weighted average assumptions used in determining the periodic net cost and benefit obligation information related to the SERP are as follows:

	Years Ended December 31,
	2024	2023	2022
Net periodic benefit cost:
Discount rate	4.75%	5.00%	2.75%
Rate of compensation increase	2.50%	2.50%	2.50%
Benefit obligation:
Discount rate	5.50%	4.75%	5.00%
Rate of compensation increase	2.50%	2.50%	2.50%

16.	SHARE-BASED COMPENSATION

The Company has an equity compensation program (the "Program") which provides for the granting of "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options and restricted stock awards. The Company believes that such awards better align the interests of its employees with those of its shareholders. The 2020 Equity Compensation Plan provides for the issuance of 1.0 million shares of the Company's Class B common stock. At December 31, 2024, 473,764 shares remained available for future issuance under the 2020 Equity Compensation Plan.

The Company records compensation expense in its consolidated statements of operations related to employee stock-based options and awards. The aggregate pretax compensation cost recognized for stock-based compensation amounted to approximately $3.7 million, $3.5 million and $2.4 million for 2024, 2023 and 2022, respectively, and related solely to restricted stock awards. The Company did not use any cash to settle any equity instruments granted under share-based arrangements during 2024 and 2023. At December 31, 2024 and 2023, the only instruments issued and outstanding under the Program related to restricted stock awards.

Restricted Stock Awards

The Company provides common stock awards to certain officers, directors and key employees. The Company grants these awards, at its discretion, from the shares available under the Program. Unless otherwise provided at the date of grant or unless subsequently accelerated, effective January 1, 2024, shares awarded are typically earned in one-third increments on the first, second and third anniversaries of the award and are distributed provided the employee has remained employed by the Company through such anniversary date; otherwise the unearned shares are forfeited. Prior to January 1, 2024, shares awarded were typically earned in 25% increments on the second, third, fourth and fifth anniversaries of the award. The market value of these shares at the date of award is recorded as compensation expense on the straight-line method over the applicable vesting period from the respective award dates utilizing an estimated annual forfeiture rate of 5%. During 2024, 2023 and 2022, the Company issued 57,960 shares, 10,000 shares and 322,500 shares of the Company's Class B common stock, respectively, under a restricted stock plan to various officers, directors and employees.

A summary of the restricted stock activity under the Program for the year ended  December 31, 2024 is presented below:

			Weighted Average
Restricted Stock		Weighted Average	Remaining
Awards	Shares	Award Price	Contractual Term (In Years)
Outstanding at January 1, 2024	496,750	$29.09	3.7
Granted	57,960	56.20
Vested	(148,376)	25.94
Forfeited	(17,224)	29.42
Outstanding at December 31, 2024	389,110	$34.31	2.6

As of December 31, 2024, there was $9.3 million of total pretax unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the restricted stock award plan. That cost is expected to be recognized over a period of 3.4 years. This expense is recorded in cost of sales, R&D and SG&A expense based upon the employment classification of the award recipients.

The Company's policy in 2024 was to issue new shares to satisfy restricted stock awards. Currently the Company believes that the majority of its restricted stock awards will vest.

17.	COMMON STOCK

Throughout 2024, 2023 and 2022, the Company declared cash dividends on a quarterly basis at a rate of $0.06 per Class A (voting) share of common stock and $0.07 per Class B (non-voting) share of common stock.  The Company declared and paid cash dividends totaling $3.5 million in 2024, $3.5 million in 2023, and $3.4 million in 2022. There are no contractual restrictions on the Company's ability to pay dividends, provided that the Company is not in default under its credit agreement immediately before such payment and after giving effect to such payment.

18.	LEASES

The Company has operating leases for its facilities used for manufacturing, research and development, sales and administration.  There are also operating and finance leases related to manufacturing equipment, office equipment and vehicles.  These leases have remaining lease terms ranging from 1 year to 9 years.  Certain of the leases contain options to extend the term of the lease and certain of the leases contain options to terminate the lease within a specified period of time.  These options to extend or terminate a lease are included in the lease term only when it is reasonably likely that the Company will elect that option.  The Company is not a party to any material sublease arrangements.

The components of lease expense, which are included in cost of sales, research and development costs, and selling, general and administrative expense, based on the underlying use of the ROU asset, were as follows:

	Year Ended December 31,
	2024	2023	2022
Amortization of ROU assets - finance leases	$819	$491	$448
Interest on lease liabilities - finance leases	190	121	137
Operating lease cost (cost resulting from lease payments)	9,441	8,127	8,426
Short-term lease cost	57	207	201
Variable lease cost (cost excluded from lease payments)	1,218	397	410
Total lease cost	$11,725	$9,343	$9,622

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,099	$8,090	$8,970
Operating cash flows from finance leases	190	121	137
Finance cash flows from finance leases	790	527	423
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	6,870	5,999	8,052
Finance leases	1,309	199	207

Supplemental balance sheet information related to leases was as follows:

	2024	2023
Operating Leases:
Operating lease right-of-use assets	$25,125	$20,481
Operating lease liability, current	7,954	6,350
Operating lease liability, long-term	17,763	14,212
Total operating lease liabilities	$25,717	$20,562

Finance Leases:
Property, plant and equipment, gross	$2,596	$3,484
Accumulated depreciation	(1,185)	(1,613)
Property, plant and equipment, net	$1,411	$1,871
Other current liabilities	$374	$485
Other long-term liabilities	1,054	1,539
Total finance lease liabilities	$1,428	$2,024

	2024	2023	2022
Weighted-Average Remaining Lease Term:
Operating leases (in years)	4.5	4.3	5.1
Finance leases (in years)	3.9	4.3	4.9

Weighted-Average Discount Rate:
Operating leases	6.0%	6.0%	6.0%
Finance leases	6.0%	6.0%	6.1%

Our discount rate is based on our incremental borrowing rate, as adjusted based on the geographic regions in which our lease assets are located.

Maturities of lease liabilities were as follows as of December 31, 2024:

Year Ending	Operating	Finance
December 31,	Leases	Leases
2025	$9,214	$486
2026	7,006	459
2027	4,046	376
2028	2,942	320
2029	2,205	75
Thereafter	4,008	24
Total undiscounted cash flows	29,421	1,740
Less imputed interest	(3,704)	(312)
Present value of lease liabilities	$25,717	$1,428

19.	COMMITMENTS AND CONTINGENCIES

Other Commitments

The Company submits purchase orders for raw materials to various vendors throughout the year for current production requirements, as well as forecasted requirements.  Certain of these purchase orders relate to special purpose material and, as such, the Company may incur penalties if an order is cancelled. The Company had outstanding purchase orders related to raw materials in the amount of $82.2 million and $57.7 million at  December 31, 2024 and December 31, 2023, respectively. The Company also had outstanding purchase orders related to capital expenditures in the amount of $4.6 million and $5.8 million at  December 31, 2024 and December 31, 2023, respectively.

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

In connection with the Company's 2014 acquisition of the Power-One Power Solutions business ("Power Solutions") of ABB Ltd. ("ABB"), there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or “BPS China”) for the years 2004 to 2006.  In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim.  In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court’s ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China.  An appeal was filed on July 18, 2015 before the Regional Tax Commission of Florence and rejected. On December 5, 2016, the Arezzo Revenue Agency filed an appeal with the Supreme Court and BPS China filed a counter-appeal on January 4, 2017. The Supreme Court rendered a judgment against BPS China in  March 2024. BPS China filed an appeal in  July 2024. The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying consolidated balance sheets at December 31, 2024 and 2023. As Bel is fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying consolidated balance sheets at December 31, 2024 and 2023.

In connection with the Company's 2021 acquisition of EOS Power ("EOS"), there is an ongoing claim asserted with respect to EOS by the Principal Commissioner of Customs (Preventive), Mumbai related to customs duties and imposed fines and penalties dating back to 1994. The original demand was in the amount of approximately $1.4 million, of which EOS has paid $0.5 million. EOS filed an Appeal in 2016 which is pending with the Customs, Excise and Service Tax Appellate Tribunal in Mumbai related to the $0.9 million balance of the original demand net of EOS' payment. As part of the EOS acquisition agreement entered into in March 2021, the Company is entitled to be indemnified for this matter for a period of 7 years from the acquisition date. The Company is unable to determine at this time what amount, if any, may ultimately be due in connection with this claim. As such, no estimate was accrued as of  December 31, 2024.

The Company is not a party to any other legal proceeding, the adverse outcome of which is likely to have a material adverse effect on the Company's consolidated financial condition or consolidated results of operations.

20.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of  December 31, 2024 and 2023 are summarized below:

	December 31,
	2024	2023
Foreign currency translation adjustment, net of taxes of ($312) at December 31, 2024 and ($276) at December 31, 2023	$(21,966)	$(16,423)
Unrealized holding gains on interest rate swap cash flow hedge, net of taxes of $0 at December 31, 2024 and $0 at December 31, 2023	2,729	3,960
Unrealized holding gains on marketable securities, net of taxes of ($7) at December 31, 2024 and ($7) at December 31, 2023	21	19
Unfunded SERP liability, net of taxes of $1,183 at December 31, 2024 and $718 at December 31, 2023	1,989	407

Accumulated other comprehensive loss	$(17,227)	$(12,037)

Changes in accumulated other comprehensive (loss) income by component during the years ended December 31, 2024, 2023 and 2022 are as follows.  All amounts are net of tax.

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Interest Rate Swap Cash Flow Hedge	Unrealized Holding Gains (Losses) on Marketable Securities	Unfunded SERP Liability		Total
Balance at January 1, 2022	$(14,911)	$(116)	$29	$(3,865)		$(18,863)

Other comprehensive income (loss) before reclassifications	(7,391)	5,655	(11)	5,119		3,372
Amounts reclassified from accumulated other comprehensive income (loss)	(805)	-	-	(250)	(a)	(1,055)
Net current period other comprehensive income (loss)	(8,196)	5,655	(11)	4,869		2,317

Balance at December 31, 2022	(23,107)	5,539	18	1,004		(16,546)

Other comprehensive income (loss) before reclassifications	7,221	(1,579)	1	(542)		5,101
Amounts reclassified from accumulated other comprehensive income (loss)	(537)	-	-	(55)	(a)	(592)
Net current period other comprehensive income (loss)	6,684	(1,579)	1	(597)		4,509

Balance at December 31, 2023	(16,423)	3,960	19	407		(12,037)

Other comprehensive income (loss) before reclassifications	(5,077)	(1,231)	2	1,644		(4,662)
Amounts reclassified from accumulated other comprehensive income (loss)	(466)	-	-	(62)	(a)	(528)
Net current period other comprehensive income (loss)	(5,543)	(1,231)	2	1,582		(5,190)

Balance at December 31, 2024	$(21,966)	$2,729	$21	$1,989		$(17,227)

(a)

This reclassification relates to the amortization of prior service costs and gains/losses associated with the Company's SERP plan.  This expense is reflected in other expense, net on the accompanying consolidated statement of operations.

BEL FUSE INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

		Additions
	Balance at	(1)	(2)		Balance
	beginning	Charged to costs	Charged to other	Deductions	At end
Description	of period	and expenses	accounts (b)	(a)	of period

Balance at December 31, 2024
Allowance for doubtful accounts	$1,388	$(54)	$(1)	$3	$1,336
Allowance for excess and obsolete inventory	$13,655	$1,383	$406	$(979)	$14,465
Deferred tax assets - valuation allowances	$2,009	$811	$-	$(976)	$1,844

Balance at December 31, 2023
Allowance for doubtful accounts	$1,552	$(146)	$203	$(221)	$1,388
Allowance for excess and obsolete inventory	$14,451	$3,484	$(2,461)	$(1,819)	$13,655
Deferred tax assets - valuation allowances	$4,026	$279	$-	$(2,296)	$2,009

Balance at December 31, 2022
Allowance for doubtful accounts	$1,535	$257	$29	$(269)	$1,552
Allowance for excess and obsolete inventory	$12,068	$(663)	$4,495	$(1,449)	$14,451
Deferred tax assets - valuation allowances	$8,068	$138	$-	$(4,180)	$4,026

(a) Write-offs

(b) Includes foreign currency translation adjustments

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of 2024, the Company's management, including the principal executive officer and principal financial officer, supervised and participated in the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization, and reporting of information in the Company's periodic reports that the Company files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to the Company, including its subsidiaries, is made known to the Company's management, including the principal executive officer and principal financial officer, by the Company’s other employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms.

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

Based on their evaluation as of December 31, 2024, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

The audited financial statements of the Company included in this annual report on Form 10-K include the results of the acquisition of Enercon from its date of acquisition for accounting purposes. Management's assessment of internal control over financial reporting for the year ended December 31, 2024 does not include an assessment of Enercon, a majority owned subsidiary of the Company that was acquired during the year ended December 31, 2024. The financial statements of Enercon reflect total assets and net sales constituting 15.9% and 3.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024. Refer to Note 3, "Acquisition and Divestiture" for further discussion on the acquisition of Enercon.

Based on the Company's evaluation under the framework in Internal Control – Integrated Framework (2013), the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2024.

Grant Thornton LLP has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2024 and has expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2024 in their report which is included in Item 8 herein.

Changes in Internal Controls Over Financial Reporting

Other than the exclusion of Enercon from management’s assessment of internal control over financial reporting for the fiscal year ended December 31, 2024 as described above, there has not been any change in our internal control over financial reporting during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended December 31, 2024, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The Registrant incorporates by reference herein the information to be set forth in its definitive proxy statement for its 2025 annual meeting of shareholders (the “Proxy Statement”), which will be filed no later than 120 days after December 31, 2024, that is responsive to the remaining information required with respect to this Item 10.

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

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company also follows procedures for the repurchase of its securities. The Company believes that its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

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

The table below depicts the securities authorized for issuance under the Company's equity compensation plans as of December 31, 2024.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2020 Equity Compensation Plan	-	$-	473,764

Equity compensation plans not approved by security holders	-	-	-
Totals	-	$-	473,764

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

Item 15.

Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this Annual Report on Form 10-K:

(1) Financial Statements (See Index to Consolidated Financial Statements in Item 8 of this Form 10-K).

(2) Financial Statement Schedules: See Schedule II: Valuation and Qualifying Accounts

(3) Exhibits (The exhibits listed in the accompanying Exhibit Index immediately following below are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K).

(b) Exhibits: See Item 15(a)(3) as set forth above and the Exhibit Index below.

(c) Financial Statement Schedules: See Item 15(a)(2) as set forth above.

Exhibit No.:

2.1#	Share Purchase Agreement, dated as of September 19, 2024, by and among Bel Fuse Inc., Enercon Technologies Ltd., and the Shareholders of Enercon Technologies Ltd., is incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 24, 2024.

3.1	(i) Restated Certificate of Incorporation, as amended, is incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 filed on August 11, 1998 and (ii) the Certificate of Amendment to the Company’s Restated Certificate of Incorporation, is incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed on March 29, 2000.

3.2	Amended and Restated By-Laws of Bel Fuse Inc. (Adopted October 25, 2023), are incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 25, 2023.

4.1*	Description of Securities.

10.1†	2020 Equity Compensation Plan, as amended, is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 12, 2020.

10.2†

Amended and Restated Bel Fuse Supplemental Executive Retirement Plan, dated as of April 17, 2007.  Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 23, 2007 and incorporated herein by reference.

10.3†	2011 Equity Compensation Program. Incorporated by reference to the Registrant’s proxy statement for its 2011 annual meeting of shareholders.

10.4	First Amendment Agreement, dated as of January 12, 2023, to Amended and Restated Credit and Security Agreement, dated as of September 2, 2021, by and among Bel Fuse Inc., as Borrower, KeyBank National Association, as Administrative Agent, Swing Line Lender and Issuing Lender, and the other lenders identified therein, is incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on March 10, 2023.

10.5	Second Amendment Agreement, dated September 18, 2024, to Amended and Restated Credit and Security Agreement, dated as of September 2, 2021, by and among Bel Fuse Inc., as the borrower, KeyBank National Association, as administrative agent, swing line lender and issuing lender, and the other lenders identified therein, as amended, is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 24, 2024.

10.6	Third Amendment Agreement, dated November 14, 2024, to Amended and Restated Credit and Security Agreement, dated September 2, 2021, by and among Bel Fuse Inc., as the borrower, KeyBank National Association, as administrative agent, swing line lender and issuing lender, and the other lenders identified therein, as amended, is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 20, 2024.

10.7#	Conformed Amended and Restated Credit and Security Agreement, dated as of September 2, 2021 (reflecting changes thereto pursuant to First Amendment Agreement dated as of January 12, 2023, Second Amendment Agreement dated as of September 18, 2024, and Third Amendment Agreement dated as of November 14, 2024), by and among Bel Fuse Inc., as the borrower, KeyBank National Association, as administrative agent, swing line lender and issuing lender, and the other lenders identified therein, is incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 20, 2024.

10.8

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

10.10	Amended Confirmation of Transaction, by and between Bel Fuse Inc. and PNC Bank, National Association, dated as of January 18, 2023, is incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on March 10, 2023.

10.11	Amended Confirmation of Transaction, by and between Bel Fuse Inc. and KeyBank National Association, dated as of January 18, 2023, is incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on March 10, 2023.

10.12	Consulting Agreement, dated October 15, 2021, by and between Bel Fuse Inc. and HR Asset Partners, is incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on March 14, 2022.

10.13†	Employment Agreement, dated as of May 6, 2022, by and between Bel Fuse Inc. and Farouq Tuweiq, is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 filed on May 6, 2022.

10.14†	Offer Letter, dated July 27, 2022, between Bel Fuse Inc. and Kenneth Lai, is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 filed on November 4, 2022.

10.15†
Offer Letter, dated October 25, 2022, between Bel Fuse Inc. and Suzanne Kozlovsky, is incorporated by reference Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on March 10, 2023.

10.16†	Offer Letter, dated November 27, 2023, and effective July 1, 2024 between Bel Fuse Inc. and Steve Dawson, is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 filed on July 31, 2024.

10.17#	Shareholders’ Agreement, dated November 14, 2024, by and among Bel Power Solutions s.r.o., FF3 Holdings, L.P., and Enercon Technologies Ltd., is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2024.

10.18†	Amended and Restated Employment Agreement, dated as of February 3, 2025, by and between Bel Fuse Inc. and Farouq Tuweiq, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2025.

10.19†	Letter Agreement Regarding Transition Services, dated as of February 3, 2025, by and between Bel Fuse Inc. and Daniel Bernstein, is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2025.

10.20†	Letter Agreement Regarding Non-Executive Chairman Services, dated as of February 3, 2025, by and between Bel Fuse Inc. and Daniel Bernstein, is incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 7, 2025.

10.21†	Israeli Appendix to the Bel Fuse Inc. 2020 Equity Compensation Plan, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2025.

19.1*	Bel Fuse Inc. Policy on Insider Trading

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).

24.1*	Power of attorney (included on the signature page).
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1†	Bel Fuse Inc. Compensation Recovery Policy, is incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed on March 11, 2024.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*   Filed herewith.

** Submitted herewith.

†   Management contract or compensatory plan or arrangement.

#    Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEL FUSE INC. (Registrant)

	By:	/s/ Daniel Bernstein
Daniel Bernstein
President and Chief Executive Officer
Date: February 28, 2025

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

Signature	Title	Date

/s/ Daniel Bernstein	President, Chief Executive Officer and Director	February 28, 2025
Daniel Bernstein	(Principal Executive Officer)

/s/ Peter Gilbert	Director	February 28, 2025
Peter Gilbert

/s/ David Valletta	Director	February 28, 2025
David Valletta

/s/ Mark Segall	Director	February 28, 2025
Mark Segall

/s/ Eric Nowling	Director	February 28, 2025
Eric Nowling

/s/ Vincent Vellucci	Director	February 28, 2025
Vincent Vellucci

/s/ Thomas E. Dooley	Director	February 28, 2025
Thomas E. Dooley

/s/ Rita V. Smith	Director	February 28, 2025
Rita V. Smith

/s/ Jacqueline Brito	Director	February 28, 2025
Jacqueline Brito

/s/ Farouq Tuweiq	Chief Financial Officer	February 28, 2025
Farouq Tuweiq	(Principal Financial Officer)

/s/ Lynn Hutkin	Vice President of Financial Reporting & Investor Relations	February 28, 2025
Lynn Hutkin	(Principal Accounting Officer)