Form 10-Q
period 2025-03-31
BEL FUSE INC /NJ
filed 2025-05-01
CIK 729580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐	No ☒

Title of Each Class	Number of Shares of Common Stock Outstanding as of April 25, 2025
Class A Common Stock ($0.10 par value)	2,115,263
Class B Common Stock ($0.10 par value)	10,552,137

BEL FUSE INC. AND SUBSIDIARIES

FORM 10-Q INDEX

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

The terms the “Company,” “Bel,” “we,” “us,” and “our” as used in this report refer to Bel Fuse Inc. and its consolidated subsidiaries unless otherwise specified.

The Company’s consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (our “2024 Annual Report on Form 10-K”), and the risks and other factors described in this and our other Quarterly Reports on Form 10-Q, and in our other reports and documents that we have filed or may file from time to time with the Securities and Exchange Commission ("SEC"). As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, operating results, and common stock prices. Furthermore, this document and other reports and documents filed by the Company with the SEC contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements") with respect to the business of the Company.  Forward-Looking Statements are necessarily subject to risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from these statements. Forward-Looking Statements can be identified by such words as "anticipates," "believes," "plan," "assumes," "could," "should," "estimates," "forecasts," "projects," "expects," "intends," "potential," "seek," "predict," "may," "will" and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are Forward-Looking Statements.

These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1A of our 2024 Annual Report on Form 10-K, and the risks and other factors described in this and our other Quarterly Reports on Form 10-Q, and in our other reports and documents that we have filed or may file from time to time with the SEC, which could cause actual results to differ materially from these Forward-Looking Statements. Any Forward-Looking Statements are qualified in the entirety by reference to such risk factors discussed throughout our 2024 Annual Report on Form 10-K, in this and our other Quarterly Reports on Form 10-Q and as described in our other reports and documents filed from time to time with the SEC. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the Forward-Looking Statements include but are not limited to:

●	the market concerns facing our customers, and risks for our business in the event of the loss of certain substantial customers;

●	the continuing viability of sectors that rely on our products;

●	the effects of business and economic conditions, and challenges impacting the macroeconomic environment generally and/or our industry in particular;

●	the effects of rising input costs, and cost changes generally, including the potential impact and effects of inflationary pressures;

●

difficulties associated with integrating previously acquired companies, including any unanticipated difficulties, or unexpected or higher than anticipated expenditures, relating to Bel’s November 2024 acquisition of our majority 80% owned subsidiary Enercon Technologies, Ltd. (“Enercon”), and including, without limitation, the risk that we are unable to integrate the Enercon business successfully or difficulties that result in the failure to realize the expected benefits and synergies within the expected time period (if at all);

●	the possibility that our intended acquisition of the remaining 20% stake in Enercon is not completed in accordance with the shareholders' agreement as contemplated for any reason, and any resulting disruptions to our business and our currently 80% owned Enercon subsidiary as a result thereof;

●	trends in demand which can affect our products and results, and market and economic factors impacting Enercon’s business, including trends in demand in Enercon’s aerospace and defense end markets which can be cyclical, as well as the impact of any reductions in defense spending, any of which factors could materially adversely affect the demand for and corresponding sales of such products;

●	capacity and supply constraints or difficulties, including supply chain constraints or other challenges;

●	the impact of public health crises including potential future outbreaks, epidemics or pandemics;

●	difficulties associated with the availability of labor, and the risks of any labor unrest or labor shortages;

●

risks associated with our international operations, including our substantial manufacturing operations in the People’s Republic of China (the “PRC”), and following our November 2024 acquisition of Enercon, risks associated with operations in Israel, which may be adversely affected by political or economic instability, major hostilities or acts of terrorism in the region;

●	risks associated with restructuring programs or other strategic initiatives, including any difficulties in implementation or realization of the expected benefits or cost savings;

●	product development, commercialization or technological difficulties;

●

the regulatory and trade environment including the potential effects of the imposition of new or increased tariffs and trade restrictions that may impact us, our customers and/or our suppliers, and risks associated with the evolving trade environment, the ongoing implementation and modification of tariffs, trade restrictions, and changes in trade agreements, and general uncertainty about future changes in trade and tariff policy;

●	risks associated with fluctuations in foreign currency exchange rates and interest rates;

●	uncertainties associated with legal proceedings;

●	the market's acceptance of our new products and competitive responses to those new products; and

●	the impact of changes to U.S. and applicable foreign legal and regulatory requirements, including, without limitation, tax laws.

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

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$65,927	$68,253
Held to maturity U.S. Treasury securities	950	950
Accounts receivable, net of credit losses of $1,380 and $1,336, respectively	103,643	111,376
Inventories	164,815	161,370
Unbilled receivables	5,594	4,994
Assets held for sale	1,849	2,062
Other current assets	25,647	24,525
Total current assets	368,425	373,530

Property, plant and equipment, net	47,271	47,879
Right-of-use assets	24,962	25,125
Related party note receivable	3,270	2,937
Equity method investment	9,856	9,265
Intangible assets, net	228,391	231,948
Goodwill, net	208,047	208,036
Deferred income taxes	17,024	16,430
Other assets	33,210	34,639
Total assets	$940,456	$949,789

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$46,110	$49,182
Accrued expenses	37,784	53,031
Operating lease liabilities, current	8,540	7,954
Other current liabilities	18,801	17,902
Total current liabilities	111,235	128,069

Long-term Liabilities:
Long-term debt	280,000	287,500
Operating lease liabilities, long-term	17,349	17,763
Liability for uncertain tax positions	18,337	18,127
Minimum pension obligation and unfunded pension liability	18,490	18,431
Deferred income taxes	27,060	28,916
Related-party note payable	4,995	4,995
Other long-term liabilities	5,055	4,826
Total liabilities	482,521	508,627

Commitments and contingencies (see Note 15)

Redeemable noncontrolling interest	81,034	80,586

Stockholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,115,263 shares outstanding at each date (net of 1,072,769 restricted treasury shares)	212	212
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 10,552,137 and 10,425,175 shares outstanding at March 31, 2025 and December 31, 2024, respectively (net of 3,218,307 restricted treasury shares)	1,059	1,046
Additional paid-in capital	32,680	31,514
Retained earnings	362,041	345,031
Accumulated other comprehensive loss	(19,091)	(17,227)
Total stockholders' equity	376,901	360,576
Total liabilities and stockholders' equity	$940,456	$949,789

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024

Net sales	$152,238	$128,090
Cost of sales	93,419	80,012
Gross profit	58,819	48,078

Research and development costs	7,222	5,215
Selling, general and administrative expenses	29,507	24,944
Restructuring (credits) charges	(2,933)	65
Income from operations	25,023	17,854

Interest expense	(4,152)	(434)
Interest income	275	1,115
Other income, net	2,639	1,817
Earnings before provision for income taxes	23,785	20,352

Provision for income taxes	5,463	4,478
Net earnings available to common stockholders	18,322	15,874

Less: Net earnings attributable to noncontrolling interest	838	-
Redemption value adjustment attributable to noncontrolling interest	(390)	-
Net earnings attributable to Bel Fuse shareholders	$17,874	$15,874

Net earnings per common share:
Class A common share - basic and diluted	$1.36	$1.19
Class B common share - basic and diluted	$1.43	$1.26

Weighted-average number of shares outstanding:
Class A common share - basic and diluted	2,115	2,139
Class B common share - basic and diluted	10,457	10,610

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024

Net earnings available to common stockholders	$17,874	$15,874

Other comprehensive income (loss):
Currency translation adjustment, net of taxes of $0 and $26, respectively	(1,248)	(3,776)
Unrealized (losses) gains on interest rate swap cash flow hedge, net of taxes of $0 in both periods	(588)	340
Unrealized holding (losses) gains on marketable securities, net of taxes of $0 in both periods	-	1
Change in unfunded SERP liability, net of taxes of $8 and ($4), respectively	(28)	15
Other comprehensive loss	(1,864)	(3,420)
Comprehensive income	16,010	12,454
Comprehensive income attributable to noncontrolling interest	838	-
Comprehensive income attributable to Bel shareholders	$15,172	$12,454

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

(in thousands, except per share data)

 (unaudited)

		Accumulated
		Other	Class A		Class B		Additional	Total	Redeemable
	Retained	Comprehensive	Common	Class A	Common	Class B	Paid-In	Stockholders'	Noncontrolling
	Earnings	(Loss) Income	Stock	# of Shares	Stock	# of Shares	Capital	Equity	Interest

Balance at December 31, 2024	$345,031	$(17,227)	$212	2,115	$1,046	10,425	$31,514	$360,576	$80,586
Redemption value adjustment attributable to noncontrolling interest	-	-	-	-	-	-	-	-	(390)
Net earnings	17,874	-	-	-	-	-	-	17,874	838
Dividends declared:
Class A Common Stock, $0.06/share	(127)	-	-	-	-	-	-	(127)	-
Class B Common Stock, $0.07/share	(737)	-	-	-	-	-	-	(737)	-
Issuance of restricted common stock	-	-	-	-	13	129	(13)	-	-
Forfeiture of restricted common stock	-	-	-	-	-	(2)	-	-	-
Foreign currency translation adjustment, net of taxes of $0	-	(1,248)	-	-	-	-	-	(1,248)	-
Unrealized losses on interest rate swap cash flow hedge, net of taxes of $0	-	(588)	-	-	-	-	-	(588)	-
Stock-based compensation expense	-	-	-	-	-	-	1,179	1,179	-
Change in unfunded SERP liability, net of taxes of $8	-	(28)	-	-	-	-	-	(28)	-
Balance at March 31, 2025	$362,041	$(19,091)	$212	2,115	$1,059	10,552	$32,680	$376,901	$81,034

		Accumulated
		Other	Class A		Class B			Additional		Redeemable
	Retained	Comprehensive	Common	Class A	Common	Class B	Treasury	Paid-In		Noncontrolling
	Earnings	(Loss) Income	Stock	# of Shares	Stock	# of Shares	Stock	Capital	Total	Interest

Balance at December 31, 2023	$307,510	$(12,037)	$214	2,142	$1,065	10,620	$(454)	$44,260	$340,558	$-
Net earnings	15,874	-	-	-	-	-	-	-	15,874	-
Dividends declared:
Class A Common Stock, $0.06/share	(129)	-	-	-	-	-	-	-	(129)	-
Class B Common Stock, $0.07/share	(747)	-	-	-	-	-	-	-	(747)	-
Issuance of restricted common stock	-	-	-	-	6	58	-	(6)	-	-
Forfeiture of restricted common stock	-	-	-	-	-	(6)	-	-	-	-
Purchases of common stock	-	-	(1)	(11)	(10)	(98)	(6,283)	11	(6,283)	-
Foreign currency translation adjustment, net of taxes of $26	-	(3,776)	-	-	-	-	-	-	(3,776)	-
Unrealized gains on interest rate swap cash flow hedge, net of taxes of $0	-	340	-	-	-	-	-	-	340	-
Unrealized holding gains on marketable securities, net of taxes of $0	-	1	-	-	-	-	-	-	1	-
Stock-based compensation expense	-	-	-	-	-	-	-	804	804	-
Change in unfunded SERP liability, net of taxes of ($4)	-	15	-	-	-	-	-	-	15	-
Balance at March 31, 2024	$322,508	$(15,457)	$213	2,131	$1,061	10,574	$(6,737)	$45,069	$346,657	$-

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024

Cash flows from operating activities:
Net earnings	$18,322	$15,874
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,684	3,684
Stock-based compensation	1,179	804
Amortization of deferred financing costs	295	26
Deferred income taxes	(1,412)	(1,676)
Unrealized gains on foreign currency revaluation	(3,663)	(647)
Other, net	(518)	(71)
Changes in operating assets and liabilities:
Accounts receivable	8,220	725
Unbilled receivables	(601)	3,644
Inventories	(2,462)	5,688
Accounts payable	(3,374)	(7,575)
Accrued expenses	(11,058)	(16,440)
Accrued restructuring costs	(4,508)	(1,254)
Income taxes payable	4,107	4,971
Other operating liabilities, net	(3,064)	(1,603)
Net cash provided by operating activities	8,147	6,150

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,790)	(2,929)
Purchases of held to maturity U.S. Treasury securities	-	(42,726)
Proceeds from held to maturity securities	-	30,374
Investment in related party notes receivable	(333)	(492)
Proceeds from disposal/sale of property, plant and equipment	58	192
Net cash used in investing activities	(3,065)	(15,581)

Cash flows from financing activities:
Dividends paid to common stockholders	(829)	(837)
Purchases of common stock	-	(6,283)
Proceeds of long-term debt	5,000	-
Repayments of long-term debt	(12,500)	-
Net cash used in financing activities	(8,329)	(7,120)

Effect of exchange rate changes on cash and cash equivalents	921	(1,500)

Net decrease in cash and cash equivalents	(2,326)	(18,051)
Cash and cash equivalents - beginning of period	68,253	89,371
Cash and cash equivalents - end of period	$65,927	$71,320

Supplementary information:
Cash paid during the period for:
Income taxes, net of refunds received	$2,277	$978
Interest payments	$4,207	$981
ROU assets obtained in exchange for lease obligations	$637	$2,951

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheets and statements of operations, comprehensive income, stockholders’ equity and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the fiscal year ended  December 31, 2024.

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

The Company’s significant accounting policies are summarized in Note 1 to the consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There were no significant changes to these accounting policies during the three months ended March 31, 2025, except as discussed in “Recently Adopted Accounting Standards” below and as follows:

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

The Company has held to maturity securities comprised of U.S. Treasury Bills. These investments are classified as held to maturity as the Company has the intent and ability to hold these investments until they mature. The held to maturity securities mature within the next 12 months. The table below shows the amortized costs, associated gross unrealized gains and associated fair value of the held to maturity securities at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Held to maturity U.S. Treasury securities
Amortized cost	$950	$950
Gross unrealized gain	40	26
Fair value	$990	$977

In determining the fair value of the Company's held to maturity U.S. Treasury securities, the Company utilized Level 1 inputs of the market price for identical securities as of March 31, 2025 and December 31, 2024.

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

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that prior to the implementation of the guidance were required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (CODM). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. In the fourth quarter of 2024, the Company adopted this guidance and applied the amendments retrospectively to all prior periods presented in the accompanying financial statements. This adoption only impacted our disclosures and did not have any impact to our results of operations, cash flows and financial condition. See Note 16, "Segments", for applicable reportable segment disclosures required by this guidance.

Accounting Standards Issued But Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU 2023-09 requires a public business entity ("PBE") to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.

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

This passive investment created a strategic alliance that is focused on Electric Vehicles (“EV”) on-board power electronics, and in particular next generation fast-charging technology. With no product overlap, this relationship expands the Bel eMobility Power portfolio, further enhancing Bel's competitive position in this emerging field. Our investment in innolectric is accounted for using the equity method and we have determined that the innolectric investment is not a variable interest entity (VIE). Results from this investment have been included in Bel's Power Solutions and Protection segment and amounted to income of $0.3 million and $0.2 million during the three months ended March 31, 2025 and 2024, respectively. The Company adopted a policy to record its share of innolectric's results on a one-month lag on a consistent basis to allow time for innolectric to provide its financial statements to Bel.

Related Party Transactions

From time to time, the Company provides cash loans to innolectric to fund working capital needs and further business development. During the three months ended March 31, 2025 and March 31, 2024, the Company provided incremental loans to innolectric in the amount of €0.2 million and €0.5 million, respectively. As of March 31, 2025 and December 31, 2024, the Company had loans outstanding to innolectric in the aggregate amount of €3.0 million (approximately $3.3 million at the March 31, 2025 exchange rate) and €2.8 million (approximately $2.9 million at the December 31, 2024 exchange rate), respectively. These loans bear interest at a rate of 5% per annum. This balance is shown as a related-party note receivable on the accompanying condensed consolidated balance sheets at March 31, 2025 and December 31, 2024.

3.	ACQUISITION

Acquisition of Enercon

On November 14, 2024 (and deemed effective solely for accounting purposes as of November 1, 2024), the Company closed on its acquisition of its majority 80% stake in Enercon Technologies, Ltd. (“Enercon”) for (i) a cash purchase price of $320 million (subject to customary adjustments), plus (ii) up to $10 million in potential earnout payments for the 2025 - 2026 period (the “Earnout Payments”), as further described below (the “Transaction” or the "acquisition"). Bel may acquire the remaining 20% stake in Enercon and has the current intention to purchase such remaining interest by early 2027 in accordance with the terms and subject to the conditions of a shareholders’ agreement, which was also entered into on November 14, 2024.

At the closing, Bel paid an aggregate of approximately $325.6 million in cash in respect to the cash purchase price (after giving effect to estimated adjustments taken at closing including for Enercon’s cash, indebtedness, net working capital and unpaid transaction costs, and subject to further adjustment post-closing). Bel funded the closing of the Transaction through cash on hand of approximately $85.6 million and with approximately $240 million provided through incremental borrowings under the Company’s revolving credit facility, as amended in connection with the Transaction.

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

The Company incurred did not incur any acquisition-related costs associated with the Transaction during the three months ended March 31, 2025 or March 31, 2024.

While the initial accounting related to the Enercon acquisition is not complete as of the filing date of this Form 10-Q, primarily related to income tax matters still under review, the following table depicts the Company’s current preliminary estimates of the acquisition date fair values of the consideration paid, identifiable net assets acquired and goodwill. The Company expects to finalize these valuations and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date:

Preliminary
Acquisition Date
Fair Values
(as adjusted)
Cash	$3,590
Accounts receivable	21,088
Inventories	42,271
Other current assets	4,144
Property, plant and equipment	9,357
Intangible assets	189,700
Other assets	3,496
Total identifiable assets	273,646

Accounts payable	9,585
Accrued expenses	6,670
Other current liabilities	5,104
Noncurrent liabilities	30,522
Total liabilities assumed	51,881
Net identifiable assets acquired	221,765
Goodwill	182,905
Net assets acquired	$404,670

Cash paid	324,071
Fair value of contingent consideration	3,300
Fair value of noncontrolling interest	72,354
Fair value of seller note	4,945
Fair value of consideration transferred	404,670
Deferred consideration	(80,599)
Total consideration paid	$324,071

The following unaudited pro forma information presents a summary of the combined results of operations of the Company and the results of Enercon for the periods presented as if the Transaction had occurred on January 1, 2024, along with certain pro forma adjustments. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation based upon estimated fair value of assets acquired, interest expense and amortization of deferred financing costs related to the financing of the acquisition, and related tax effects. The 2024 unaudited pro forma net earnings for the three months ended March 31, 2024 were adjusted to include an estimated non-recurring expense related to a fair value adjustment to acquisition-date inventory of $2.4 million ($1.8 million after tax) during the year ended December 31,2023. The pro forma results do not reflect the realization of any potential cost savings, or any related integration costs. Certain cost savings may result from this acquisition; however, there can be no assurance that these cost savings will be achieved. The pro forma results also exclude the impact of any change in the redemption value of the noncontrolling interest. The unaudited pro forma results are presented for illustrative purposes only and are not necessarily indicative of the results that would have actually been obtained if the acquisition had occurred on the assumed date, nor is the pro forma data intended to be a projection of results that may be obtained in the future:

	Three Months Ended
	March 31,
	2025	2024
Revenue, net	$152,238	$158,805
Net earnings	18,322	18,022
Less: Net earnings attributable to non-controlling interest	448	1,085
Net earnings attributable to Bel Fuse shareholders	17,874	16,937
Earnings per Class A common share - basic and diluted	1.36	1.27
Earnings per Class B common share - basic and diluted	1.43	1.34

During 2024, the acquisition of Enercon resulted in a noncontrolling interest holder who is entitled to a put option, giving the sellers the ability to put their redeemable interest in the shares of the acquiree to the Company. Specifically, if exercised by the noncontrolling interest holder, the Company would be required to purchase the remaining 20% of the Seller's redeemable interest, at a redemption price during specified time period(s) stipulated in the Enercon acquisition agreement. Upon acquisition, the redeemable noncontrolling interest was initially valued at a fair value of $72.4 million. The redeemable noncontrolling interest reflected on the accompanying condensed consolidated balance sheets at March 31, 2025, and December 31, 2024 will remain in temporary equity until the applicable put-call option is either fully exercised or expires. At March 31, 2025, and December 31, 2024, the redeemable noncontrolling interest was adjusted to reflect its redemption value of $81.0 million and $80.6 million, respectively. The redemption value of the redeemable noncontrolling interest is generally calculated using Level 3 unobservable inputs based on a multiple of earnings. A roll-forward of the redeemable noncontrolling interest for the three months ending March 31, 2025 is included in the accompanying condensed consolidated statements of stockholders' equity and redeemable noncontrolling interest.

4.	REVENUE

The following table provides information about disaggregated revenue by geographic region and sales channel, and includes a reconciliation of the disaggregated revenue to our reportable segments:

	Three Months Ended March 31, 2025
	Power Solutions and Protection	Connectivity Solutions	Magnetic Solutions	Consolidated

By Geographic Region:
North America	$49,691	$39,155	$7,425	$96,271
Europe	15,035	10,613	674	26,322
Asia	18,328	962	10,355	29,645
	$83,054	$50,730	$18,454	$152,238

By Sales Channel:
Direct to customer	$64,167	$31,426	$13,847	$109,440
Through distribution	18,887	19,304	4,607	42,798
	$83,054	$50,730	$18,454	$152,238

	Three Months Ended March 31, 2024
	Power Solutions and Protection	Connectivity Solutions	Magnetic Solutions	Consolidated

By Geographic Region:
North America	$39,549	$43,884	$6,123	$89,556
Europe	16,333	9,436	1,216	26,985
Asia	4,365	965	6,219	11,549
	$60,247	$54,285	$13,558	$128,090

By Sales Channel:
Direct to customer	$38,825	$34,070	$9,786	$82,681
Through distribution	21,422	20,215	3,772	45,409
	$60,247	$54,285	$13,558	$128,090

The balances of the Company’s contract assets and contract liabilities at  March 31, 2025 and December 31, 2024 are as follows:

	March 31,	December 31,
	2025	2024

Contract assets - current (unbilled receivables)	$5,594	$4,994
Contract liabilities - current (deferred revenue)	$5,458	$6,120

The change in balance of our unbilled receivables from December 31, 2024 to March 31, 2025 primarily relates to a timing difference between the Company’s performance (i.e., when our product is shipped to a customer-controlled hub) and the point at which the Company can invoice the customer per the terms of the customer contract (i.e., when the customer pulls our product from the customer-controlled hub). Our deferred revenue balances at  December 31, 2024 and  March 31, 2025 primarily relate to customer prepayments on invoices, which will be recorded as revenue in the period in which the related finished goods are shipped to the customer.

Transaction Price Allocated to Future Obligations

The aggregate amount of transaction price allocated to remaining performance obligations that have not been fully satisfied as of  March 31, 2025 related to contracts that exceed one year in duration amounted to $11.3 million, with expected contract expiration dates that range from 2026 – 2030. Based on the Company's current estimates, it is currently expected that approximately $7.6 million of this aggregate amount will be recognized in 2026, $1.8 million will be recognized in 2027, $0.1 million will be recognized in each of 2028 and 2029, and $1.6 million will be recognized in 2030. The majority of the Company's orders received (but not yet shipped) at  March 31, 2025 are related to contracts that have an original expected duration of one year or less, for which the Company is electing to utilize the practical expedient available within the applicable guidance, and are excluded from the transaction price related to these future obligations. The Company will generally satisfy the remaining performance obligations as we transfer control of the products ordered to our customers.

5.	EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted net earnings per common share under the two-class method for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024

Numerator:
Net earnings attributable to Bel shareholders	$17,874	$15,874
Less dividends declared:
Class A	127	129
Class B	737	747
Undistributed earnings	$17,010	$14,998

Undistributed earnings allocation:
Class A undistributed earnings	$2,748	$2,416
Class B undistributed earnings	14,262	12,582
Total undistributed earnings	$17,010	$14,998

Net earnings allocation:
Class A net earnings	$2,875	$2,545
Class B net earnings	14,999	13,329
Net earnings	$17,874	$15,874

Denominator:
Weighted-average shares outstanding:
Class A	2,115	2,139
Class B	10,457	10,610

Net earnings per share attributable to Bel shareholders:
Class A	$1.36	$1.19
Class B	$1.43	$1.26

6.	FAIR VALUE MEASUREMENTS

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

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3 – Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

	March 31, 2025
	Carrying value	Fair value	Cash and cash equivalents	Other Current Assets
Cash	$64,942	$64,942	$64,942	$-
Level 1:
Money market funds	1	1	1	-
Money market funds (Rabbi Trust)	386	386	-	386
Subtotal	387	387	1	386
Level 2:
Certificates of deposit and time deposits	2,892	3,350	984	1,908
Subtotal	2,892	3,350	984	1,908
Total	$68,221	$68,679	$65,927	$2,294

	December 31, 2024
	Carrying value	Fair value	Cash and cash equivalents	Other Current Assets
Cash	$66,917	$66,917	$66,917	$-
Level 1:
Money market funds	1	1	1	-
Money market funds (Rabbi Trust)	566	566	-	566
Subtotal	567	567	1	566
Level 2:
Certificates of deposit and time deposits	2,938	3,348	1,335	1,602
Subtotal	2,938	3,348	1,335	1,602
Total	$70,422	$70,832	$68,253	$2,168

As of March 31, 2025 and December 31, 2024, our available-for-sale securities primarily consisted of investments held in a rabbi trust which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations. These securities are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs and amounted to $0.4 million at  March 31, 2025 and $0.6 million at December 31, 2024.

Throughout 2025 and 2024, the Company entered into a series of foreign currency forward contracts, the fair values of which were ($0.5) million at  March 31, 2025 and ($1.0) million at  December 31, 2024. The estimated fair value of foreign currency forward contracts is based on quotes received from the applicable counterparty, and represents the estimated amount we would receive or pay to settle the contracts, taking into consideration current exchange rates which can be validated through readily observable data from external sources (Level 2).

The Company is a party to two interest rate swap agreements as further described in Note 10, "Derivative Instruments and Hedging Activities". The fair value of the interest rate swap agreements was $2.1 million at March 31, 2025 and $2.7 million at  December 31, 2024, which was based on market data, and represents the estimated amount we would receive or pay to settle the agreements, taking into consideration current and projected future interest rates as well as the creditworthiness of the parties, all of which can be validated through readily observable data from external sources (Level 2).

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 were as follows:

	Balance Sheet Classification	March 31, 2025	December 31, 2024
Derivative assets:
Interest rate swap agreements:
Designated as a cash flow hedges	Other assets	$2,141	$2,730
Total derivative assets		$2,141	$2,730

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Other current liabilities	$31	$116
Not designated as hedging instruments	Other current liabilities	425	919
Total derivative liabilities		$456	$1,035

In connection with the acquisition of Enercon as further described in Note 3, "Acquisition", the sellers are eligible to receive an Earnout Payment based on the achievement of certain financial metrics for each of the fiscal 2025 and 2026 Earnout Periods. As this contingent consideration will be settled in cash by Bel if the related metrics are achieved, this contingent consideration has been classified as a liability on the accompanying balance sheets at March 31, 2025 and December 31, 2024. The earnout liabilities were initially recorded at a fair value of $3.3 million at the acquisition date, with subsequent remeasurements to fair value at March 31, 2025 and  December 31, 2024 calculated using Level 3 unobservable inputs. At March 31, 2025 and  December 31, 2024, inputs to the valuation approach for the contingent earnout liabilities include the Company's forecasted Enercon EBITDA (as defined under the terms of the Purchase Agreement) for each of 2025 and 2026, an estimated EBITDA volatility measure of 42.6% and 52.1%, respectively, an expected term of 2 years and a discount rate on the Earnout Payments of 6.26% and 6.66%, respectively. The fair value of the earnout liabilities as of March 31, 2025 and December 31, 2024 were as follows:

		Level 3
	Balance Sheet Classification	March 31, 2025	December 31, 2024
Contingent Liabilities:
Earnout Payment liability - 2025	Other current liabilities	$2,425	$2,041
Earnout Payment liability - 2026	Other long-term liabilities	1,638	1,446
		$4,063	$3,487

The change in the fair value of the earnout liabilities noted above from December 31, 2024 to March 31, 2025 of $0.6 million primarily related to the passage of time and a lower discount rate assumed at the March 31, 2025 date. This change in fair value was recorded as other expense within the Other Income, Net caption on the accompanying condensed consolidated statement of operations during the three months ended March 31, 2025. Aside from the earnout liability described above, the Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2025 or  March 31, 2024. There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during the three months ended March 31, 2025 or  March 31, 2024.

During 2024, in connection with the Company's annual impairment test of indefinite-lived intangible assets, the Company adjusted the carrying value associated with the CUI tradename to fair value. Aside from this item, there were no financial assets accounted for at fair value on a nonrecurring basis as of  March 31, 2025 or December 31, 2024.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature. The fair value of the Company’s long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities. At  March 31, 2025 and December 31, 2024, the estimated fair value of total debt was $279.6 million and $ 286.6 million, respectively, compared to a carrying amount of $280 million and $287.5 million, respectively. The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of  March 31, 2025.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets, long-lived assets and the net liability related to the put/call options pursuant to the innolectric investment agreement, are accounted for at fair value on a nonrecurring basis. These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis. Based on the Company's assessment, it was concluded that no triggering events occurred during the three months ended March 31, 2025 or  March 31, 2024.

7.	INVENTORIES

The components of inventories are as follows:

	March 31,	December 31,
	2025	2024
Raw materials	$76,521	$74,750
Work in progress	56,594	53,569
Finished goods	31,700	33,051
Inventories	$164,815	$161,370

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2025	2024
Land	$119	$115
Buildings and improvements	17,818	19,385
Machinery and equipment	99,563	99,747
Construction in progress	3,722	5,243
	121,222	124,490
Accumulated depreciation	(73,951)	(76,611)
Property, plant and equipment, net	$47,271	$47,879

Depreciation expense was $3.0 million and $2.3 million, respectively, for the three months ended  March 31, 2025 and 2024. Depreciation expense related to our manufacturing facilities and equipment is included in cost of sales and depreciation expense associated with administrative facilities and office equipment is included in selling, general and administrative expense within the accompanying condensed consolidated statements of operations.

At March 31, 2025 and December 31, 2024, a total of $1.8 million and $2.1 million, respectively, of property was classified as assets held for sale within other current assets on the accompanying condensed consolidated balance sheets related to property in Glen Rock, Pennsylvania and several buildings in Zhongshan, PRC.

9.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2025	2024
Salaries, bonuses and related benefits	$23,114	$32,478
Accrued restructuring costs	1,315	5,823
Sales commissions	2,546	2,616
Warranty accrual	1,374	1,554
Other	9,435	10,560
	$37,784	$53,031

The change in warranty accrual during the three months ended March 31, 2025 primarily related to repair costs incurred and adjustments to pre-existing warranties. There were no new material warranty charges incurred during the three months ended March 31, 2025.

Restructuring Activities:

Activity and liability balances related to restructuring costs for the three months ended March 31, 2025 are as follows:

		Three Months Ended
		March 31, 2025
	Liability at		Cash Payments	Liability at
	December 31,	New	and Other	March 31,
	2024	Charges	Settlements	2025
Severance costs	$1,276	$228	$(822)	$682
Other restructuring costs	4,547	(3,161)	(753)	633
Total	$5,823	$(2,933)	$(1,575)	$1,315

The balance of accrued restructuring costs at March 31, 2025 largely related to remaining liabilities associated with the Company's facility consolidation project in the PRC whereby two of our Magnetic Solutions manufacturing sites were consolidated into a single new site. During the first quarter of 2025, the Company recorded a $3.2 million reversal of other restructuring costs as a result of a non-cash settlement of liabilities related to this same project.

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

We held outstanding foreign currency forward contracts with notional amounts of $15.4 million and $14.2 million as of March 31, 2025 and December 31, 2024, respectively. The Company's foreign currency forward contracts related to the Chinese renminbi are designated as cash flow hedges for accounting purposes and as such, changes in their fair value are recognized in accumulated other comprehensive loss in the consolidated balance sheet and are reclassified into the statement of operations within cost of goods sold in the period in which the hedged transaction affects earnings.

Interest Rate Swap Agreements

To partially mitigate risks associated with the variable interest rates on the revolver borrowings under our Credit Agreement (as defined and described in Note 11, "Debt", below), in November 2021, we executed a pay-fixed, receive-variable interest rate swap agreement with each of two multinational financial institutions under which we, prior to the January 2023 amendment described below which transitioned the reference rate from LIBOR to SOFR, (i) paid interest at a fixed rate of 1.3055% and received variable interest of one-month LIBOR on a notional amount of $30.0 million and (ii) paid interest at a fixed rate of 1.3180% and received variable interest of one-month LIBOR on a notional amount of $30.0 million (as amended to date, the “2021 Swaps”). The 2021 Swaps will terminate on August 31, 2026. In January 2023, and in connection with related changes to our Credit Agreement, we amended the 2021 Swaps to transition the related reference rates in these agreements from LIBOR to SOFR, effective January 31, 2023. Under the amended 2021 Swaps, we are required to pay interest on the notional amount at the rate of 1.334% and 1.348%, respectively, in exchange for the daily SOFR rate plus 10 basis points.

The 2021 Swaps are designated as cash flow hedges for accounting purposes and as such, changes in their fair value are recognized in accumulated other comprehensive loss in the consolidated balance sheet and are reclassified into the statement of operations within interest expense in the period in which the hedged transaction affects earnings.

Fair Values of Derivative Financial Instruments

See Note 6, "Fair Value Measurements" for the gross fair values of the Company's derivative assets and liabilities as of March 31, 2025 and December 31, 2024.

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
	March 31,
	2025	2024
Net gains (losses) recognized in AOCL:
Foreign currency forward contracts	$29	$(111)
Interest rate swap agreements	(124)	955
	$(95)	$844

Net gains (losses) reclassified from AOCL to the consolidated statement of operations:
Foreign currency forward contracts	$(57)	$(268)
Interest rate swap agreements	465	615
	$408	$347

The gains and losses related to the foreign currency forward contracts are included as a component of currency translation adjustment on the accompanying condensed consolidated statements of comprehensive income for the three months ended  March 31, 2025 and 2024.

Derivative Financial Instruments Not Designated as Hedging Instruments

(Losses) Gains recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 were as follows:

		Three Months Ended
		March 31,
	Classification in Consolidated Statements of Operations	2025	2024
Foreign currency forward contracts	Other income, net	$(285)	$159
		$(285)	$159

11.	DEBT

The Company has a Credit and Security Agreement with KeyBank National Association (as amended, the "Credit Agreement "or the "CSA") with a maximum revolving amount of $325 million.

At March 31, 2025 and  December 31, 2024, outstanding borrowings under the revolver amounted to $280.0 million and $287.5 million, respectively. The unused credit available under the credit facility was $45 million at March 31, 2025 and $37.5 million at  December 31, 2024. The Company incurred $4.2 million and $0.4 million of interest expense during the three months ended March 31, 2025 and 2024, respectively, in connection with interest due on its outstanding borrowings under the CSA during each period, including the effects of the 2021 Swaps discussed in Note 10, "Derivative Instruments and Hedging Activities", and amortization of deferred financing costs.

The effective rate of interest for our total outstanding borrowings, including the impact of the 2021 Swaps was 5.26% and 5.47%, respectively, as of March 31, 2025 and December 31, 2024. The interest rate in effect for the fixed-rate portion of our outstanding borrowings ($60 million at each of March 31, 2025 and December 31, 2024) was 2.84% at each date. The weighted-average interest rate in effect for the variable-rate portion of our outstanding borrowings ($220 million at March 31, 2025 and $227.5 million at December 31, 2024) was 5.93% at March 31, 2025 and 6.16% at December 31, 2024, and consisted of SOFR plus the Company’s credit spread at March 31, 2025 and December 31, 2024, respectively, as determined per the terms of the CSA.

The CSA contains customary representations and warranties, covenants and events of default. In addition, the CSA contains financial covenants that measure (i) the ratio of the Company’s total funded indebtedness, on a consolidated basis, less the aggregate amount of all unencumbered cash and cash equivalents, to the amount of the Company’s consolidated EBITDA (or the “Leverage Ratio”), in each case as defined and calculated in accordance with the CSA, and (ii) the ratio of the amount of the Company’s consolidated EBITDA to the Company’s consolidated fixed charges (or the “Fixed Charge Coverage Ratio”), in each case as defined and calculated in accordance with the CSA. If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.

Revolving loans borrowed under the Credit Agreement mature on September 1, 2026, and the commitments with respect to the revolver will automatically terminate on such date.

At March 31, 2025, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Fixed Charge Coverage Ratio.

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

As a result of the expiration of the statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns may change materially from those recorded as liabilities for uncertain tax positions in the Company’s condensed consolidated financial statements at March 31, 2025. The Company’s liabilities for uncertain tax positions totaled $18.3 million at March 31, 2025 and $18.1 million at  December 31, 2024, respectively. As of March 31, 2025, approximately $1.3 million of the Company’s liabilities for uncertain tax positions are expected to be resolved during the next twelve months by way of expiration of the related statute of limitations. These amounts, if recognized, would reduce the Company’s effective tax rate.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes. During each of the three-month periods March 31, 2025 and 2024, the Company recognized $0.1 million of interest and penalties in the condensed consolidated statements of operations for each period. The Company has approximately $1.3 million and $1.2 million accrued for the payment of interest and penalties at  March 31, 2025 and  December 31, 2024, respectively, which is included in liability for uncertain tax positions in the condensed consolidated balance sheets.

13.	RETIREMENT, SAVINGS AND DEFERRED COMPENSATION PLANS

The Company maintains the Bel Fuse Inc. Employees’ Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended. The expense for the three months ended March 31, 2025 and 2024 amounted to $0.4 million and $0.6 million, respectively. The Company’s matching contribution is made in the form of Bel Fuse Inc. Class A common stock. As of March 31, 2025, the plan owned 255,197 and 51,942 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company also maintains a Nonqualified Deferred Compensation Plan (the "DCP"). With certain exceptions, the Company's contributions to the DCP are discretionary and become fully vested by the participants upon reaching age 65. The expense for the three months ended March 31, 2025 and 2024 amounted to less than $0.1 million during each period. As the plan is fully funded, the assets and liabilities related to the DCP were in equal amounts of $1.3 million at  March 31, 2025 and $1.3 million at  December 31, 2024. These amounts are included in other assets and other liabilities, respectively, on the accompanying condensed consolidated balance sheets as of each date.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees. The expense for the three months ended March 31, 2025 and 2024 amounted to less than $0.1 million, in each period.

The Company maintains a SERP, which is designed to provide a limited group of key management and other key employees of the Company with supplemental retirement and death benefits. As discussed in Note 6, "Fair Value Measurements", above, the Company has investments in a rabbi trust which are intended to fund the obligations of the SERP.

The components of SERP expense are as follows:

	Three Months Ended
	March 31,
	2025	2024
Service cost	$71	$99
Interest cost	240	226
Net amortization	(35)	20
Net periodic benefit cost	$276	$345

The service cost component of net benefit cost is presented within cost of sales, research and development costs or selling, general and administrative expense on the accompanying condensed consolidated statements of operations, in accordance with where compensation cost for the related associate is reported. All other components of net benefit cost, including interest cost and net amortization noted above, are presented within other income, net in the accompanying condensed consolidated statements of operations.

The following amounts are recognized net of tax in accumulated other comprehensive loss:

	March 31,	December 31,
	2025	2024
Prior service cost	$113	$132
Net loss	(3,248)	(3,303)
	$(3,135)	$(3,171)

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at  March 31, 2025 and December 31, 2024 are summarized below:

	March 31,	December 31,
	2025	2024

Foreign currency translation adjustment, net of taxes of ($312) at March 31, 2025 and ($312) at December 31, 2024	$(23,214)	$(21,966)
Unrealized gains on interest rate swap cash flow hedge, net of taxes of $0 at March 31, 2025 and $0 at December 31, 2024	2,141	2,729
Unrealized holding gains on marketable securities, net of taxes of $0 at March 31, 2025 and ($7) at December 31, 2024	21	21
Unfunded SERP liability, net of taxes of $1,175 at March 31, 2025 and $1,183 at December 31, 2024	1,961	1,989

Accumulated other comprehensive loss	$(19,091)	$(17,227)

Changes in accumulated other comprehensive loss by component during the three months ended March 31, 2025 are as set forth below. All amounts are net of tax:

	Foreign Currency	Unrealized Gains on	Unrealized Holding
	Translation	Interest Rate Swap	Gains on	Unfunded
	Adjustment	Cash Flow Hedge	Marketable Securities	SERP Liability		Total

Balance at December 31, 2024	$(21,966)	$2,729	$21	$1,989		$(17,227)
Other comprehensive (loss) income before reclassifications	(1,649)	1,287	-	(16)		(378)
Amount reclassified from accumulated other comprehensive loss	401	(1,875)	-	(12)	(a)	(1,486)
Net current period other comprehensive loss	(1,248)	(588)	-	(28)		(1,864)

Balance at March 31, 2025	$(23,214)	$2,141	$21	$1,961		$(19,091)

(a) This reclassification relates to the amortization of prior service costs and gains/losses associated with the Company's SERP. This expense is reflected in other income, net on the accompanying condensed consolidated statements of operations.

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

In connection with the Company's 2014 acquisition of the Power-One Power Solutions business ("Power Solutions") of ABB Ltd. ("ABB"), there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or “BPS China”) for the years 2004 to 2006. In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim. In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court’s ruling. The hearing of the appeal was held on October 2, 2014. On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China. An appeal was filed on July 18, 2015 before the Regional Tax Commission of Florence and rejected. On December 5, 2016, the Arezzo Revenue Agency filed an appeal with the Supreme Court and BPS China filed a counter-appeal on January 4, 2017. The Supreme Court rendered a judgment against BPS China in March 2024. BPS China filed an appeal in July 2024. The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying condensed consolidated balance sheets at  March 31, 2025 and  December 31, 2024. As Bel is entitled to be fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying condensed consolidated balance sheets at March 31, 2025 and December 31, 2024.

In connection with the Company's 2021 acquisition of EOS Power ("EOS"), there is an ongoing claim asserted with respect to EOS by the Principal Commissioner of Customs (Preventive), Mumbai related to customs duties and imposed fines and penalties dating back to 1994. The original demand was in the amount of approximately $1.4 million, of which EOS has paid $0.5 million. EOS filed an Appeal in 2016 which is pending with the Customs, Excise and Service Tax Appellate Tribunal in Mumbai related to the $0.9 million balance of the original demand net of EOS' payment. As part of the EOS acquisition agreement entered into in March 2021, the Company is entitled to be indemnified for this matter for a period of 7 years from the acquisition date. The Company is unable to determine at this time what amount, if any, may ultimately be due in connection with this claim. As such, no estimate was accrued as of  March 31, 2025.

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

The Company operates in one industry with three reportable operating segments, which represent the Company's three product groups, consisting of Power Solutions and Protection, Connectivity Solutions and Magnetic Solutions. The primary criteria by which financial performance is evaluated and resources are allocated are revenue and gross profit. The following is a summary of key financial data:

	Three Months Ended March 31, 2025
	Power Solutions	Connectivity	Magnetic
	and Protection	Solutions	Solutions	Corporate/Other	Total
Net sales	$83,054	$50,730	$18,454	$-	$152,238
Cost of sales	47,712	31,521	13,897	289	93,419
Gross profit	35,342	19,209	4,557	(289)	58,819
Gross profit %	42.6%	37.9%	24.7%	nm	38.6%
Research and development costs					7,222
Selling, general and administrative expenses					29,507
Restructuring charges					(2,933)
Interest expense					4,152
Interest income					(275)
Other income, net					(2,639)
Earnings before provision for income taxes					$23,785

Other Segment Disclosures:
Total Assets	$643,116	$178,115	$56,351	$62,874	$940,456
Capital Expenditures	1,380	1,283	122	5	2,790
Depreciation and Amortization Expense	4,525	1,765	255	139	6,684
Interest Expense	116	-	-	4,036	4,152

	Three Months Ended March 31, 2024
	Power Solutions	Connectivity	Magnetic
	and Protection	Solutions	Solutions	Corporate/Other	Total
Net sales	$60,247	$54,285	$13,558	$-	$128,090
Cost of sales	33,731	34,668	11,384	229	80,012
Gross profit	26,516	19,617	2,174	(229)	48,078
Gross profit %	44.0%	36.1%	16.0%	nm	37.5%
Research and development costs					5,215
Selling, general and administrative expenses					24,944
Restructuring charges					65
Interest expense					434
Interest income					(1,115)
Other income, net					(1,817)
Earnings before provision for income taxes					$20,352

Other Segment Disclosures:
Total Assets	$196,960	$205,927	$57,148	$95,302	$555,337
Capital Expenditures	754	2,038	136	1	2,929
Depreciation and Amortization Expense	1,686	1,668	208	122	3,684
Interest Expense	147	32	-	255	434

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2024 Annual Report on Form 10-K and our consolidated financial statements and related notes set forth in Item 8 of Part II of our 2024 Annual Report on Form 10-K. See Part II, Item 1A, “Risk Factors,” below and “Cautionary Notice Regarding Forward-Looking Information,” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our Forward-Looking Statements. All amounts and percentages are approximate due to rounding and all dollars in the text are in millions, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1, of this Quarterly Report on Form 10-Q, unless the context indicates otherwise.  All amounts noted within the tables are in thousands and amounts and percentages are approximate due to rounding.

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

We operate through three product group segments. In the three months ended March 31, 2025, 54.6% of our revenues were derived from Power Solutions and Protection, 33.3% from our Connectivity Solutions and 12.1% from our Magnetic Solutions operating segment.

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

Key Factors Affecting our Business

We believe that in addition to recent global tariffs and inflationary pressures on the costs of goods and services in general, and ongoing conflicts/political unrest including in or near the countries in which Bel operates, the key factors affecting and or potentially affecting our results for the three months ended March 31, 2025 and/or future results include the following:

•

Acquisition of Enercon - In November 2024, Bel acquired an 80% stake in Enercon. As a result, we will benefit from a full year of Enercon's sales in 2025 within its Power Solutions and Protection segment. Enercon is a global supplier of power supplies primarily into defense markets, and its sales and results of operations may vary depending on government spending on defense.

•

Backlog – Our backlog of orders amounted to $395.7 million at March 31, 2025, an increase of $14.1 million, or 4%, from December 31, 2024. From year-end 2024 to March 31, 2025, we experienced a 7% rise in backlog within our Power Solutions and Protection segment and a 9% increase in our Magnetic Solutions segment. This growth was partially offset by a 5% decline in backlog within our Connectivity Solutions segment. Factors that could cause the Company to fail to ship all such orders include unanticipated supply difficulties, changes in customer demand and new customer designs. Due to these factors, backlog may not be a reliable indicator of the timing of future sales. The preceding statements regarding the Company’s backlog, including but not limited to estimates and anticipated timing of shipping, represent Forward-Looking Statements. See "Cautionary Notice Regarding Forward-Looking Information."

•

Product Mix – Material and labor costs vary by product line and any significant shift in product mix between higher- and lower-margin product lines will have a corresponding impact on our gross margin percentage. In general, our Power and Connectivity products are expected to have the highest contribution margins of our three product groups given the harsh environment and high-reliability nature of these products and the end markets they serve. Our Power products have a higher-cost bill of materials and are impacted to a greater extent by changes in material costs. As our Magnetic Solutions products are more labor-intensive in nature, margins on these products are impacted to a greater extent by minimum and market-based wage increases in the PRC and fluctuations in foreign exchange rates between the U.S. dollar and the Chinese renminbi. Fluctuations in revenue volume among our product groups will have a corresponding impact on our profit margins. See "Results of Operations - Summary by Operating Segment - Revenue and Gross Margin" below for further details.

•

Pricing and Availability of Materials – There has been some stabilization of raw materials pricing since 2024; however, overall our cost of materials remains elevated. Supply constraints have eased related to components that constitute raw materials in our manufacturing processes, particularly with capacitors, resistors and integrated circuits ("IC's"). Sharp increases in metal commodity prices, particularly copper and gold over the years continue to impact cost structures and supplier pricing. Lead times are still extended though suppliers are now meeting the agreed delivery deadlines with more regularity. Additionally, our access to parts or materials, and our ability to contract with suppliers utilized previously, may be limited or prohibited from time to time by trade restrictions or other legal or regulatory enactments. Over the past year, we have experienced downward pressure on our Power sales given trade restrictions on one of our former suppliers previously utilized for this segment, which had historically supported approximately $3 to $4 million per quarter of our sales into the consumer end market. We are in the process of identifying alternative manufacturing options for the components previously supplied by this manufacturer. To the extent our suppliers in the PRC are negatively impacted by new or amended regulations, any such negative implications could adversely impact our supply chain, including in the form of increased costs, disruptions, shortages or unavailability of product or component parts, and/or other deleterious consequences, which could materially adversely affect our business and operating results. Further, governments may impose tariffs to raise domestic revenue, protect domestic industries or exert political leverage over another country. We are a global organization with a material volume of shipments of raw materials, work in progress and finished goods into and out of the U.S. to and from a number of other countries, including but not limited to the PRC, Israel, Dominican Republic, Mexico, India and throughout Europe. Any new or increase in tariffs imposed either by the U.S. government on foreign imports or by a foreign government on U.S. exports related to the countries in which we transact business could lead to reduced margins or increased prices that could cause decreased customer demand. See "Global Tariffs" below. The preceding discussion of "Pricing and Availability of Materials" contains Forward-Looking Statements. See "Cautionary Notice Regarding Forward-Looking Information."

•

Global Tariffs – On April 5, 2025, the Trump Administration enacted reciprocal tariffs on U.S. imports from a number of countries in which Bel’s manufacturing sites and/or suppliers are located. We currently estimate, based on information available today and our sales patterns at the present time, that approximately 75% of our global sales are not currently subject to these newly-enacted U.S. tariffs as the goods are either manufactured outside the U.S. and shipped to a customer who is located outside the U.S. or the goods are manufactured within the U.S. for local consumption. Of the approximately 25% of sales that we estimate are currently subject to the new tariffs, the countries of origin are the PRC (approximately10% of Bel’s global sales), Israel (8%), Slovakia (3%), Dominican Republic (1.5%), and other countries that each represent less than 1% of our U.S. imports. Imports into the U.S. from Mexico are currently exempt from tariffs as our products fall within the scope of the USMCA agreement as presently in force and are therefore not included in the aforementioned 25%. We are closely monitoring the evolving tariff landscape and are assessing possible alternatives aimed at potentially mitigating the impact of tariffs on Bel and our customers. The imposition of tariffs on our U.S. imports could result in reduced demand for our products and/or higher material costs. Our future sales and/or gross margins could be impacted as a result. The preceding discussion of “Global Tariffs” contains Forward-Looking Statements, including our estimates regarding our approximation of our global sales subject to the new tariffs, statements about the possible effects and impacts of tariffs, and statements about our present plans and intentions in connection therewith or in response thereto. See "Cautionary Notice Regarding Forward-Looking Information."

•

Labor Costs – Labor costs represented 8.4% of revenue during the first three months of 2025 as compared to 8.0% of revenue during the first quarter of 2024. The period-over-period increase in labor costs as a percentage of sales for the first three months of 2025 was largely impacted by the retention of a certain level of direct labor associates within our Magnetic Solutions business to accommodate the anticipated rebound within this segment. In addition, beginning January 1, 2025, minimum wage increases went into effect at one of our factories in the PRC and are expected to result in approximately $0.4 million of higher labor costs at that facility in 2025 as compared to 2024. Also commencing January 1, 2025, a 10.7% wage increase went into effect at our factory in Reynosa, Mexico. We estimate the additional cost associated with this increase will be approximately $0.7 million annually. These and any future increases in minimum wage rates will have an unfavorable impact on Bel's profit margins. The preceding five sentences represent contain Forward-Looking Statements. See "Cautionary Notice Regarding Forward-Looking Information."

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

•

Impact of Foreign Currency – As further described below, during the three months ended March 31, 2025, labor and overhead costs were $0.6 million lower than the corresponding 2024 period primarily due to a favorable foreign exchange environment involving the Chinese renminbi, the euro and the Mexican peso, partially offset by unfavorable foreign exchange fluctuations attributable to the Israeli shekel as compared to the prior year period. We realized foreign exchange transactional gain of $4.3 million during the three months ended March 31, 2025, due to the fluctuation of the spot rates of certain currencies in effect when translating our balance sheet accounts at March 31, 2025 versus those in effect at December 31, 2024. Since we are a U.S. domiciled company, we translate our foreign currency-denominated financial results into U.S. dollars. Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our financial results and the revaluation of certain intercompany as well as third-party transactions to and from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact to our consolidated statements of operations and cash flows. We were favorably impacted by transactional foreign exchange gains in the first three months of 2025 due to the depreciation of the Chinese renminbi, euro, and Mexican peso against the U.S. dollar, as compared to exchange rates in effect during 2024. We have significant manufacturing operations located in in the PRC, Mexico and Israel where labor and overhead costs are paid in local currency. As a result, the U.S. dollar equivalent costs of these operations were approximately $0.2 million lower in the PRC, $0.5 million lower in Mexico, and $0.1 million lower in Europe, largely offset by higher costs in Israel of approximately $0.2 million, in the three months ended March 31, 2025 as compared to the comparable period in 2024. We monitor changes in foreign currencies and have historically implemented foreign currency forward contracts, and may continue to implement pricing actions to help mitigate the impact that changes in foreign currencies may have on our consolidated operating results. The preceding sentence represents a Forward-Looking Statement. See "Cautionary Notice Regarding Forward-Looking Information."

•

Effective Tax Rate – Our effective tax rate will fluctuate based on the geographic regions in which our pretax profits are earned. Of the geographic regions in which we operate, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of our three geographical regions. See Note 12, “Income Taxes”.

Results of Operations - Summary by Operating Segment

Revenue and Gross Margin

Our revenue and gross margin by operating segment for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
	March 31,
	Revenue		Gross Margin
	2025	2024	2025	2024
Power solutions and protection	$83,054	$60,247	42.6%	44.0%
Connectivity solutions	50,730	54,285	37.9%	36.1%
Magnetic solutions	18,454	13,558	24.7%	16.0%
	$152,238	$128,090	38.6%	37.5%

Power Solutions and Protection:

Sales of our Power Solutions and Protection products were higher by $22.8 million (37.9%). Power sales into aerospace and defense applications contributed $32.4 million during in the three months ended March 31, 2025, a new end market within Bel’s power segment which did not exist during the first quarter of 2024. Further, sales into AI applications increased by $3.8 million, and sales of our circuit protection products increased by $0.7 million during the three months ended March 31, 2025, compared to the same period of 2024. These favorable contributions were partially offset by lower sales in networking applications of $4.8 million, other industrial applications of $3.7 million, consumer applications of $2.8 million, railway applications of $1.5 million, and eMobility applications of $1.6 million as compared to the first quarter of 2024.

Our gross margin for the Power segment declined in the first quarter of 2025, compared to the same period of 2024 as the first quarter 2024 included non-recurring items which were at 100% gross margin (i.e. cancellation fees). This decline was partially offset by a favorable exchange rate fluctuation with the Chinese renminbi versus the U.S. dollar.

Connectivity Solutions:

Sales of our Connectivity Solutions products decreased by $3.6 million (6.5%) during the three months ended March 31, 2025, as compared to the first quarter of 2024. This decrease was primarily due to declines of $1.7 million (11.8%) in the commercial aerospace end market, $0.8 million (20.5%) in the industrial market and $0.9 million (4.5%) of lower sales through the distribution channel during the quarter ended March 31, 2025, as compared to the same period of 2024. These declines were partially offset by higher sales of Connectivity products into the military end market of $1.4 million (13.2%) during the three months ended March 31, 2025, as compared to the first quarter of 2024. Gross margins for the 2025 period as compared to the 2024 period were favorably impacted by favorable fluctuation in exchange rates between the U.S. dollar and Mexican peso, and operational efficiencies from the facility consolidations completed in 2024.

Magnetic Solutions:

Sales of our Magnetic Solutions products increased by $4.9 million (36.1%) during the three months ended March 31, 2025, as compared to the same period of 2024. Demand for our Magnetic Solutions products from our networking customers and through our distribution channels has been the primary driver of the sales increase. Recent facility consolidations in the PRC, diligent cost management, product mix, and a favorable exchange rate with the Chinese renminbi versus the U.S. dollar, were the primary drivers of gross margin improvement for this product group during the first three months of 2025 as compared to the first quarter of 2024.

Cost of Sales

Cost of sales as a percentage of revenue for the three months ended March 31, 2025 and 2024 consisted of the following:

	Three Months Ended
	March 31,
	2025	2024
Material costs	29.4%	28.1%
Labor costs	8.4%	8.0%
Other expenses	23.6%	26.3%
Total cost of sales	61.4%	62.5%

Material costs as a percentage of sales during the three months ended March 31, 2025 were higher compared to the first quarter of 2024, due to a shift in product mix accompanying the increase in sales of our Power products, which generally have a higher material content. Labor costs in the 2025 period as a percentage of sales have increased compared to the first quarter of 2024 due to the increase in sales of our labor-intensive Magnetic products during the 2025 quarter coupled with the increase in minimum wage rates described above, partially offset by favorable fluctuations in the Chinese renminbi and Mexican peso exchange rates versus the U.S. dollar.

The other expenses noted in the table above include fixed cost items such as support labor and fringe, depreciation and amortization, and facility costs (rent, utilities, insurance). While our legacy expenses remained relatively steady, the period-over-period percentage of other expenses as a cost of sales has decreased during the three months ended March 31, 2025 relative to the corresponding 2024 period, due to the higher sales volume in the 2025 period presented as compared to the same period of 2024.

Research and Development ("R&D") Expense

R&D expense amounted to $7.2 million and $5.2 million during the three months ended March 31, 2025 and 2024, respectively. The increase was largely due to the inclusion of Enercon’s R&D expenses, which amounted to $1.7 million in the first quarter of 2025.

Selling, General and Administrative Expense (“SG&A”)

SG&A expenses were $29.5 million for the first quarter of 2025, an increase from $24.9 million in the first quarter of 2024. The increase was primarily driven by Enercon SG&A expenses which amounted to $6.0 million. This overall increase in SG&A expenses was partially offset by a $1.4 million reduction in Legacy-Bel related to an adjustment in variable compensation in the first quarter of 2025 compared to the first quarter of 2024.

Interest Expense

The Company incurred interest expense of $4.2 million and $0.4 million in the three months ended March 31, 2025 and 2024, respectively. The increase of $3.8 million from the first quarter ended March 31, 2024 was primarily due to the higher level of outstanding borrowings under the Company's Credit Agreement due to the Enercon acquisition (see Note 3, “Acquisition” for additional details). See "Liquidity and Capital Resources", below, and Note 11, "Debt" for further information on the Company's outstanding debt.

Interest Income

The Company earned interest income of $0.3 million in the first three months ended March 31, 2025, a $0.8 million decline compared to the first quarter of 2024, primarily related due to lower investments in U.S. Treasury Bills during the 2025 period compared to the 2024 period.

Other Income, Net

Other income, net was $2.6 million and $1.8 million for the three months ended March 31, 2025 and 2024, respectively. The year-over-year change within this line item was largely driven by the market fluctuations in our SERP investments which resulted in a gain of $0.3 million and loss of $0.6 million during the three months ended March 31, 2025 and 2024, respectively. The Company also recorded income of $0.3 million and $0.2 million associated with its investment in innolectric during the first quarters of 2025 and 2024, respectively. We also realized foreign exchange transactional gains of $4.3 million and $0.6 million during the three-month periods ended March 31, 2025 and 2024, respectively, due to the fluctuation of the spot rates of certain currencies in effect when translating our balance sheet accounts at March 31 each year versus those in effect at December 31.

Provision for Income Taxes

The Company’s effective tax rate will fluctuate based on the geographic regions in which the pretax profits are earned. Of the jurisdictions in which the Company operates, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of the Company’s three geographic regions. See Note 12, “Income Taxes”.

The provision for income taxes for the three months ended March 31, 2025 and 2024 was $5.5 million and $4.5 million, respectively. The Company’s earnings before income taxes for the three months ended March 31, 2025 were $3.4 million higher when compared with the first quarter of 2024, primarily attributable to an increase in income from the Europe and Asia regions, offset by a decrease in the North America region. The Company’s effective tax rate was 23.0% and 22.0% for the three months ended March 31, 2025 and 2024, respectively. Our tax rate for the first quarter of 2025 remained relatively consistent compared to the first quarter of 2024, affected by rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions. See Note 12, “Income Taxes”.

Liquidity and Capital Resources

Our principal sources of liquidity include $65.9 million of cash and cash equivalents at March 31, 2025, $1.0 million of held to maturity investments in U.S. Treasury securities, cash provided by operating activities and borrowings available under our credit facility. We expect to use this liquidity for operating expenses, investments in working capital, capital expenditures, interest, taxes, lease and purchase obligations, pension benefit obligations, dividends, purchases of common stock under our Repurchase Program, and debt obligations and other long-term liabilities. Our liquidity may also be utilized to fund potential acquisitions in future periods, as well as potential future cash requirements related to the Enercon acquisition, including potential Earnout Payments that may become due and the put-call options under the Enercon shareholders agreement, pursuant to which Bel has the current intention to purchase the remaining 20% interest by early 2027. See the “Liquidity and Capital Resources” discussion appearing in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, both in the next twelve months and in the longer term.

Cash Flow Summary

During the three months ended March 31, 2025, our cash and cash equivalents decreased by $2.3 million.  This decrease was primarily due to the following:

•	net repayments of long-term debt of $7.5 million;
•	dividend payments of $0.8 million; and
•	purchases of property, plant and equipment of $2.8 million; partially offset by
•	net cash provided by operating activities of $8.1 million.

During the three months ended March 31, 2025, our accounts receivable decreased by $8.2 million due to the lower sales volume of the legacy-Bel business in the first quarter of 2025 as compared to the fourth quarter of 2024. Days sales outstanding (DSO) was 61 days at March 31, 2025 and 68 days at December 31, 2024. Inventory increased by $2.5 million at March 31, 2025 compared to December 31, 2024, primarily driven by an increase in raw materials and work in progress, partially offset by a decline in finished goods. Inventory turns were 2.1 at each March 31, 2025 and December 31, 2024.

Cash and cash equivalents, held to maturity U.S. Treasury securities and accounts receivable comprised approximately 18.1% and 19.0% of our total assets at March 31, 2025 and December 31, 2024, respectively. Our current ratio (i.e., the ratio of current assets to current liabilities) was 3.3 to 1 at March 31, 2025 and 2.9 to 1 at December 31, 2024. At March 31, 2025 and December 31, 2024, $44.6 million and $48.4 million, respectively (or 68% and 71%, respectively), of our cash and cash equivalents was held by our foreign subsidiaries. We repatriated $5.5 million from outside of the U.S. during the three months ended March 31, 2025. We continue to analyze our global working capital and cash requirements and the potential tax liabilities attributable to further repatriation, and we have yet to make any further determination regarding repatriation of funds from outside the U.S. to fund our U.S. operations in the future. In the event these funds were needed for our U.S. operations, we would be required to accrue and pay U.S. state taxes and any applicable foreign withholding taxes to repatriate these funds.

Future Cash Requirements

We expect foreseeable liquidity and capital resource requirements in the ordinary course to be met through existing cash and cash equivalents, held to maturity investments in U.S. Treasury securities and anticipated cash flows from operations, as well as borrowings available under our revolving credit facility, if needed. Our material cash requirements arising in the normal course of business are outlined in Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There were no material changes to our future cash requirements during the three months ended March 31, 2025.

Credit Facility

The Company had $45 million of available borrowings under its revolving credit facility at March 31, 2025, as further described below and in Note 11, "Debt". There are no mandatory principal payments due on the credit facility borrowings during 2025. The current balance of $280 million is due upon expiration of the credit facility on September 1, 2026. Anticipated interest payments due amount to $23.9 million, of which $12.6 million is expected to be paid in 2025 based on our debt balance and interest rate in place at March 31, 2024. At March 31, 2025, we were in compliance with our debt covenants, including the most restrictive covenant, the Fixed Charge Coverage Ratio. The unused credit available under the credit facility at March 31, 2025 was $45.0 million, all of which we had the ability to borrow without violating our Leverage Ratio covenant based on our existing consolidated EBITDA.

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

Based on the above, we have determined that our most critical accounting estimates are those related to business combinations, inventory valuation, goodwill and other indefinite-lived intangible assets, and those related to our pension benefit obligations. For a detailed discussion of our critical accounting estimates, refer to “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes in our critical accounting policies, judgments and estimates, including assumptions or estimation techniques utilized, as compared to those disclosed in our 2024 Annual Report on Form 10-K.

Recent Accounting Pronouncements

The discussion of new financial accounting standards applicable to our Company is incorporated herein by reference to Note 1, “Basis of Presentation and Accounting Policies”.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates, changes in interest rates associated with its long-term debt and fluctuations in commodity prices. Under the Company’s risk management strategy, the Company periodically uses foreign currency forward contracts to manage its short-term exposures to fluctuations in operational cash flows resulting from changes in foreign currency exchange rates. To partially mitigate risks associated with the variable interest rates on revolver borrowings under the Company's Credit Agreement (see Note 11, “Debt”, to the condensed consolidated financial statements herein, and Note 11, “Debt”, to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024), the Company maintains two pay-fixed, receive-variable interest rate swap agreements with two multinational financial institutions (see Note 10, “Derivative Instruments and Hedging Activities”, to the condensed consolidated financial statements herein, and Note 13, “Derivative Instruments and Hedging Activities”, to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024). The Company’s primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk and interest rate risk, when deemed appropriate. The Company enters into these contracts in the normal course of business to mitigate risks and not for speculative purposes. The Company utilizes various metals in the production of its products, including copper, zinc, tin, gold, and silver. Fluctuations in the prices of these and other commodities can lead to significantly higher production costs. The Company believes it has adequate primary and secondary sources for each of its key materials. While facing potential volatility in metal prices and anticipating increased material costs, the Company actively monitors these risks. To mitigate any possible negative impacts from these changes, it has implemented and may continue to implement various strategies, including price adjustments and productivity improvements. There have not been any material changes with regard to market risk during the three months ended March 31, 2025.  Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for further discussion of market risks.

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

Item 1A. Risk Factors

The information presented below supplements the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The risk factor set forth below, together with the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, should be carefully considered before making an investment decision. The risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as supplemented by the information presented below, are the risk factors that we consider to be the most significant risk factors, but they are not the only risk factors that should be considered in making an investment decision. This Quarterly Report on Form 10-Q also contains Forward-Looking Statements that involve risks and uncertainties. See the "Cautionary Notice Regarding Forward-Looking Information," above. Our business, consolidated financial condition and consolidated results of operations could be materially adversely affected by any of the risk factors, assumptions and uncertainties described, under "Cautionary Notice Regarding Forward-Looking Information" or with respect to specific Forward-Looking Statements presented herein. The trading price of our securities could decline due to any of these risks, and investors in our securities may lose all or part of their investment. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially adversely affect our business in the future. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

Changes in global tariff policies and international trade relations could materially and adversely affect our global business, financial condition and result of operations.

The current global tariff environment remains highly volatile, particularly with respect to tariffs imposed on goods imported into the U.S. Ongoing trade tensions and retaliatory tariffs have created uncertainty related to the cost of materials, components and finished goods critical to our operations. Increased tariffs on imports could significantly raise our cost of goods sold, disrupt supply chains, delay product availability and negatively impact customer demand due to higher prices.

As of the time of this filing, the U.S. government has imposed tariffs of approximately 150% on imports from China and tariffs of 10% on imports from most other countries. We currently estimate based on information available as of the time of this filing and our sales patterns at the present time that approximately 25% of our consolidated global sales are subject to these newly-enacted tariffs, with approximately 10% of our products being sourced from or manufactured in China.

As a result of the current tariffs in place on imports from China, certain of our customers have requested a pause on any shipments from China into the U.S. while the supply chain awaits additional clarity on the longer-term tariff policy with China. If the current environment is prolonged and if customers continue to pause or reduce shipments from China due to concerns over the tariffs, it could lead to disruptions in our supply chain, decreased customer demand, or delays in the delivery of our products. This may result in a reduction in revenue and potential difficulty in maintaining market share in the impacted segments. Furthermore, prolonged tariff-related uncertainty could impact our customers’ buying behavior, as they may seek alternative suppliers or adjust their purchasing patterns. There is no certainty and there can be no assurances that trade relations between the U.S. and China (or between the U.S. and any other countries) will improve, that the current tariff policy will change in a manner more favorable to us, that additional clarity on the tariff situation will be obtained, or that the present uncertainty in the markets surrounding tariffs will be resolved, in each case on any particular timeframe or at all, and the continuation of these tariffs, as well as any new or increased tariffs, together with continuing uncertainty in tariff policies and international trade relations, may materially and adversely affect our financial results, operations and ability to meet customer demand.

Our efforts to mitigate the impact of tariffs, such as negotiating with suppliers, adjusting pricing or sourcing components and products from alternate markets may not be successful or may require significant time and resources. As a result, the prolonged continuation of the current global tariff environment could materially and adversely affect our business, financial condition and operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 21, 2024, the Company’s Board of Directors authorized and the Company publicly announced a $25.0 million share repurchase program (the “Repurchase Program”). The Repurchase Program authorizes the repurchase of up to $25.0 million of shares of outstanding Class A Common Stock and Class B Common Stock. The aggregate $25.0 million available for repurchases under the Repurchase Program has been suballocated for purchases of Class A shares and Class B shares in portions of $4.0 million and $21.0 million, respectively, prorated to take into account the number of outstanding shares of each respective class. Shares of Common Stock may be repurchased pursuant to the Repurchase Program in open market, privately negotiated or block transactions or otherwise from time to time, depending upon market conditions and other factors, and in accordance with applicable law and regulations. The Repurchase Program has no expiration date. The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares, and the Repurchase Program may be suspended or terminated at any time. As of March 31, 2025, the program-to-date repurchases amounted to 26,326 Class A shares at an aggregate purchase price of $1.9 million and 235,821 Class B shares at an aggregate purchase price of $14.1 million. There were no repurchases of our equity securities during the three months ended March 31, 2025. Approximately $2.1 million of Class A shares and $6.9 million of Class B shares are yet to be purchased under this program.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended  March 31, 2025, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibits:

10.1	Amended and Restated Employment Agreement, dated as of February 3, 2025, by and between Bel Fuse Inc. and Farouq Tuweiq, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2025.

10.2
Letter Agreement Regarding Transition Services, dated as of February 3, 2025, by and between Bel Fuse Inc. and Daniel Bernstein, is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2025.

10.3	Letter Agreement Regarding Non-Executive Chairman Services, dated as of February 3, 2025, by and between Bel Fuse Inc. and Daniel Bernstein, is incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 7, 2025.

10.4	Israeli Appendix to the Bel Fuse Inc. 2020 Equity Compensation Plan, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2025.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

*   Filed herewith.

** Submitted herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEL FUSE INC.
(Registrant)

Date: May 1, 2025	By:	/s/ Daniel Bernstein
Daniel Bernstein
President and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2025	By:	/s/ Farouq Tuweiq
Farouq Tuweiq
Chief Financial Officer (Principal Financial Officer)