Form 10-Q
period 2025-06-30
BEL FUSE INC /NJ
filed 2025-07-31
CIK 729580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐	No ☒

Title of Each Class	Number of Shares of Common Stock Outstanding as of July 25, 2025
Class A Common Stock ($0.10 par value)	2,115,263
Class B Common Stock ($0.10 par value)	10,548,254

BEL FUSE INC. AND SUBSIDIARIES

FORM 10-Q INDEX

			Page
Part I		Financial Information

	Item 1.	Financial Statements (unaudited)	2

		Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2025 and December 31, 2024	2

		Condensed Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended June 30, 2025 and 2024	3

		Condensed Consolidated Statements of Comprehensive Income (unaudited) for the Three and Six Months Ended June 30, 2025 and 2024	4

		Condensed Consolidated Statements of Shareholders' Equity and Redeemable Noncontrolling Interest (unaudited) for the Three and Six Months Ended June 30, 2025 and 2024	5

		Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2025 and 2024	7

		Notes to Condensed Consolidated Financial Statements (unaudited)	8 - 18

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19 - 23

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

	Item 4.	Controls and Procedures	23

Part II		Other Information

	Item 1.	Legal Proceedings	23

	Item 1A.	Risk Factors	23

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

	Item 3.	Defaults Upon Senior Securities	24

	Item 4.	Mine Safety Disclosures	24

	Item 5.	Other Information	24

	Item 6.	Exhibits	25

	Signatures		26

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

●

the regulatory and trade environment including the potential effects of the imposition or modification of new or increased tariffs either by the U.S. government on foreign imports or by a foreign government on U.S. exports related to the countries in which we transact business, and trade restrictions that may impact us, our customers and/or our suppliers, and risks associated with the evolving trade environment, trade restrictions, and changes in trade agreements, and general uncertainty about future changes in trade and tariff policy;

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

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$59,284	$68,253
Held to maturity U.S. Treasury securities	-	950
Accounts receivable, net of allowance of $1,207 and $1,336, respectively	121,241	111,376
Inventories	164,648	161,370
Unbilled receivables	6,394	4,994
Assets held for sale	1,340	2,062
Other current assets	25,708	24,525
Total current assets	378,615	373,530

Property, plant and equipment, net	48,704	47,879
Right-of-use assets	23,930	25,125
Related party note receivable	3,715	2,937
Equity method investment	10,284	9,265
Intangible assets, net	225,006	231,948
Goodwill, net	211,286	208,036
Deferred income taxes	15,868	16,430
Other assets	33,172	34,639
Total assets	$950,580	$949,789

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$53,685	$49,182
Accrued expenses	40,623	53,031
Operating lease liabilities, current	8,688	7,954
Other current liabilities	21,086	17,902
Total current liabilities	124,082	128,069

Long-term Liabilities:
Long-term debt	250,000	287,500
Operating lease liabilities, long-term	16,387	17,763
Liability for uncertain tax positions	17,606	18,127
Minimum pension obligation and unfunded pension liability	18,586	18,431
Deferred income taxes	27,909	28,916
Related-party note payable	3,271	4,995
Other long-term liabilities	7,030	4,826
Total liabilities	464,871	508,627

Commitments and contingencies (see Note 15)

Redeemable noncontrolling interest	80,966	80,586

Shareholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,115,263 shares outstanding at each date (net of 1,072,769 restricted treasury shares)	212	212
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 10,548,629 and 10,425,175 shares outstanding at June 30, 2025 and December 31, 2024, respectively (net of 3,218,307 restricted treasury shares)	1,058	1,046
Additional paid-in capital	34,402	31,514
Retained earnings	388,035	345,031
Accumulated other comprehensive loss	(18,964)	(17,227)
Total shareholders' equity	404,743	360,576
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$950,580	$949,789

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net sales	$168,299	$133,205	$320,537	$261,295
Cost of sales	103,216	79,809	196,635	159,821
Gross profit	65,083	53,396	123,902	101,474

Research and development costs	8,104	5,994	15,326	11,209
Selling, general and administrative expenses	30,914	24,141	60,421	49,085
Restructuring charges (credits)	280	638	(2,653)	703
Gain on sale of property	(4,075)	-	(4,075)	-
Income from operations	29,860	22,623	54,883	40,477

Interest expense	(3,993)	(415)	(8,145)	(849)
Interest income	264	1,146	539	2,261
Other income (expense), net	7,568	(471)	10,207	1,346
Earnings before provision for income taxes	33,699	22,883	57,484	43,235

Provision for income taxes	6,906	4,077	12,369	8,555
Net earnings available to common shareholders	26,793	18,806	45,115	34,680

Less: Net earnings attributable to noncontrolling interest	822	-	1,660	-
Redemption value adjustment attributable to noncontrolling interest	(890)	-	(1,280)	-
Net earnings attributable to Bel Fuse shareholders	$26,861	$18,806	$44,735	$34,680

Net earnings per common share:
Class A common share - basic and diluted	$2.03	$1.43	$3.39	$2.61
Class B common share - basic and diluted	$2.14	$1.50	$3.58	$2.76

Weighted-average number of shares outstanding:
Class A common share - basic and diluted	2,115	2,124	2,115	2,131
Class B common share - basic and diluted	10,551	10,492	10,504	10,551

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net earnings available to common shareholders	$26,861	$18,806	$44,735	$34,680

Other comprehensive income (loss):
Currency translation adjustment, net of taxes of $0, $0, $0, and $26, respectively	540	(999)	(708)	(4,775)
Unrealized (losses) gains on interest rate swap cash flow hedge, net of taxes of $0 in all periods presented	(386)	(291)	(974)	49
Unrealized holding gains on marketable securities, net of taxes of $0 in all periods presented	-	-	-	1
Change in unfunded SERP liability, net of taxes of $8, ($4), $16, ($9), respectively	(27)	15	(55)	30
Other comprehensive income (loss)	127	(1,275)	(1,737)	(4,695)
Comprehensive income	26,988	17,531	42,998	29,985
Comprehensive income attributable to noncontrolling interest	822	-	1,660	-
Comprehensive income attributable to Bel Fuse shareholders	$26,166	$17,531	$41,338	$29,985

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND REDEEMABLE

NONCONTROLLING INTEREST

(in thousands, except per share data)

 (unaudited)

		Accumulated
		Other	Class A		Class B		Additional	Total	Redeemable
	Retained	Comprehensive	Common	Class A	Common	Class B	Paid-In	Shareholders'	Noncontrolling
	Earnings	(Loss) Income	Stock	# of Shares	Stock	# of Shares	Capital	Equity	Interest

Balance at December 31, 2024	$345,031	$(17,227)	$212	2,115	$1,046	10,425	$31,514	$360,576	$80,586
Redemption value adjustment attributable to noncontrolling interest	-	-	-	-	-	-	-	-	(390)
Net earnings	17,874	-	-	-	-	-	-	17,874	838
Dividends declared:
Class A Common Stock, $0.06/share	(127)	-	-	-	-	-	-	(127)	-
Class B Common Stock, $0.07/share	(737)	-	-	-	-	-	-	(737)	-
Issuance of restricted common stock	-	-	-	-	13	129	(13)	-	-
Forfeiture of restricted common stock	-	-	-	-	-	(2)	-	-	-
Foreign currency translation adjustment, net of taxes of $0	-	(1,248)	-	-	-	-	-	(1,248)	-
Unrealized losses on interest rate swap cash flow hedge, net of taxes of $0	-	(588)	-	-	-	-	-	(588)	-
Stock-based compensation expense	-	-	-	-	-	-	1,179	1,179	-
Change in unfunded SERP liability, net of taxes of $8	-	(28)	-	-	-	-	-	(28)	-
Balance at March 31, 2025	362,041	(19,091)	212	2,115	1,059	10,552	32,680	376,901	81,034

Redemption value adjustment attributable to noncontrolling interest	-	-	-	-	-	-	-	-	(890)
Net earnings	26,861	-	-	-	-	-	-	26,861	822
Dividends declared:									-
Class A Common Stock, $0.06/share	(127)	-	-	-	-	-	-	(127)
Class B Common Stock, $0.07/share	(740)	-	-	-	-	-	-	(740)	-
Forfeiture of restricted common stock	-	-	-	-	(1)	(3)	1	-	-
Foreign currency translation adjustment, net of taxes of $0	-	540	-	-	-	-	-	540	-
Unrealized losses on interest rate swap cash flow hedge, net of taxes of $0	-	(386)	-	-	-	-	-	(386)	-
Stock-based compensation expense	-	-	-	-	-	-	1,721	1,721	-
Change in unfunded SERP liability, net of taxes of $8	-	(27)	-	-	-	-	-	(27)	-
Balance at June 30, 2025	$388,035	$(18,964)	$212	2,115	$1,058	$10,549	$34,402	$404,743	$80,966

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND REDEEMABLE

NONCONTROLLING INTEREST (Continued)

(in thousands, except per share data)

 (unaudited)

		Accumulated
		Other	Class A		Class B				Total	Redeemable
	Retained	Comprehensive	Common	Class A	Common	Class B		Additional	Shareholders'	Noncontrolling
	Earnings	(Loss) Income	Stock	# of Shares	Stock	# of Shares	Treasury Stock	Paid-In Capital	Equity	Interest

Balance at December 31, 2023	$307,510	$(12,037)	$214	2,142	$1,065	10,620	$(454)	$44,260	$340,558	$-
Net earnings	15,874	-	-	-	-	-	-	-	15,874	-
Dividends declared:
Class A Common Stock, $0.06/share	(129)	-	-	-	-	-	-	-	(129)	-
Class B Common Stock, $0.07/share	(747)	-	-	-	-	-	-	-	(747)	-
Issuance of restricted common stock	-	-	-	-	6	58	-	(6)	-	-
Forfeiture of restricted common stock	-	-	-	-	-	(6)	-	-	-	-
Purchases of common stock	-	-	(1)	(11)	(10)	(98)	(6,283)	11	(6,283)
Foreign currency translation adjustment, net of taxes of $26	-	(3,776)	-	-	-	-	-	-	(3,776)	-
Unrealized gains on interest rate swap cash flow hedge, net of taxes of $0	-	340	-	-	-	-	-	-	340	-
Unrealized holding gains on marketable securities, net of taxes of $0	-	1	-	-	-	-	-	-	1	-
Stock-based compensation expense	-	-	-	-	-	-	-	804	804	-
Change in unfunded SERP liability, net of taxes of ($4)	-	15	-	-	-	-	-	-	15	-
Balance at March 31, 2024	322,508	(15,457)	213	2,131	1,061	10,574	(6,737)	45,069	346,657	-

Net earnings	18,806	-	-	-	-	-	-	-	18,806	-
Dividends declared:
Class A Common Stock, $0.06/share	(127)	-	-	-	-	-	-	-	(127)	-
Class B Common Stock, $0.07/share	(725)	-	-	-	-	-	-	-	(725)	-
Forfeiture of restricted common stock	-	-	-	-	(1)	(4)	-	2	1	-
Purchases of common stock	-	-	(1)	(10)	(12)	(117)	(7,892)	12	(7,893)	-
Foreign currency translation adjustment, net of taxes of $0	-	(999)	-	-	-	-	-	-	(999)	-
Unrealized losses on interest rate swap cash flow hedge, net of taxes of $0	-	(291)	-	-	-	-	-	-	(291)	-
Stock-based compensation expense	-	-	-	-	-	-	-	971	971	-
Change in unfunded SERP liability, net of taxes of ($4)	-	15	-	-	-	-	-	-	15	-
Balance at June 30, 2024	$340,462	$(16,732)	$212	2,121	$1,048	10,453	$(14,629)	$46,054	$356,415	$-

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2025	2024

Cash flows from operating activities:
Net earnings	$45,115	$34,680
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,284	7,123
Stock-based compensation	2,900	1,775
Amortization of deferred financing costs	692	27
Deferred tax benefit	(861)	(2,930)
Unrealized gains on foreign currency revaluation	(12,913)	(355)
Gain on sale of property	(4,075)	-
Other, net	1,595	652
Changes in operating assets and liabilities:
Accounts receivable	(8,203)	2,805
Unbilled receivables	(1,400)	6,887
Inventories	(122)	7,972
Accounts payable	3,511	(4,026)
Accrued expenses	(8,641)	(14,147)
Accrued restructuring costs	(5,075)	(1,553)
Income taxes payable	2,143	4,517
Other operating assets/liabilities, net	914	(5,083)
Net cash provided by operating activities	28,864	38,344

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,718)	(4,278)
Purchases of held to maturity U.S. securities	-	(122,345)
Proceeds from held to maturity securities	950	101,071
Investment in related party notes receivable	(778)	(633)
Proceeds from disposal/sale of property, plant and equipment	4,867	229
Net cash used in investing activities	(1,679)	(25,956)

Cash flows from financing activities:
Dividends paid to common shareholders	(1,660)	(1,674)
Deferred financing costs	(681)	-
Repayment of long-term debt	(42,500)	-
Proceeds of long-term debt	5,000	-
Purchases of common stock	-	(14,175)
Net cash used in financing activities	(39,841)	(15,849)

Effect of exchange rate changes on cash and cash equivalents	3,687	(934)

Net decrease in cash and cash equivalents	(8,969)	(4,395)
Cash and cash equivalents - beginning of period	68,253	89,371
Cash and cash equivalents - end of period	$59,284	$84,976

Supplementary information:
Cash paid during the period for:
Income taxes, net of refunds received	$11,422	$8,277
Interest payments	$8,188	$1,985
ROU assets obtained in exchange for lease obligations	$1,502	$4,239

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheets and statements of operations, comprehensive income, shareholders’ equity and redeemable noncontrolling interest, and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the fiscal year ended  December 31, 2024.

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

The Company’s significant accounting policies are summarized in Note 1 to the consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There were no significant changes to these accounting policies during the six months ended June 30, 2025, except as discussed in “Recently Adopted Accounting Standards” below and as follows:

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

The Company previously had held to maturity securities comprised of U.S. Treasury Bills. These investments were classified as held to maturity as the Company has the intent and ability to hold these investments until they mature. The table below shows the amortized costs, associated gross unrealized gains and associated fair value of the held to maturity securities at December 31, 2024. There were no held to maturity securities outstanding at June 30, 2025.

	June 30, 2025	December 31, 2024
Held to maturity U.S. Treasury securities
Amortized cost	$-	$950
Gross unrealized gain	-	26
Fair value	$-	$977

In determining the fair value of the Company's held to maturity U.S. Treasury securities, the Company utilized Level 1 inputs of the market price for identical securities as of  December 31, 2024.

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

Equity in earnings of unconsolidated affiliates, in the consolidated statements of operations, reflects our proportionate share of the investee's net income, including any associated affiliate taxes. Our proportionate share of the investee’s other comprehensive income (loss), net of income taxes, is recorded in the consolidated statements of shareholders’ equity and consolidated statements of comprehensive income. In general, the equity investment in our unconsolidated affiliates is equal to our original equity investment plus our share of those entities' undistributed earnings subsequent to our investment.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve disclosures about a PBE's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Such information should allow investors to better understand an entity's performance, assess future cash flows, and compare performance over time and with other entities. The amendments will require public business entities to disclose in the notes to the financial statements, at each interim and annual reporting period, specific information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement, and the total amount of an entity's selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

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

This passive investment created a strategic alliance that is focused on Electric Vehicles (“EV”) on-board power electronics, and in particular next generation fast-charging technology. With no product overlap, this relationship expands the Bel eMobility Power portfolio, further enhancing Bel's competitive position in this emerging field. Our investment in innolectric is accounted for using the equity method and we have determined that the innolectric investment is not a variable interest entity (VIE). Results from this investment have been included in Bel's Power Solutions and Protection segment and amounted to losses of $0.3 million and less than $0.1 million during the three and six months ended June 30, 2025, respectively. The Company adopted a policy to record its share of innolectric's results on a one-month lag on a consistent basis to allow time for innolectric to provide its financial statements to Bel.

Related Party Transactions

From time to time, the Company provides cash loans to innolectric to fund working capital needs and further business development. During the three and six months ended June 30, 2025, the Company provided incremental loans to innolectric in the amount of €0.2 million and €0.3 million, respectively. As of June 30, 2025 and December 31, 2024, the Company had loans outstanding to innolectric in the aggregate amount of €3.2 million (approximately $3.7 million at the June 30, 2025 exchange rate) and €2.8 million (approximately $2.9 million at the December 31, 2024 exchange rate), respectively. These loans bear interest at a rate of 5% per annum. This balance is shown as a related-party note receivable on the accompanying condensed consolidated balance sheets at June 30, 2025 and December 31, 2024.

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

The Company did not incur any acquisition-related costs associated with the Transaction during the three or six months ended June 30, 2025 or June 30, 2024.

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

Preliminary
Acquisition Date
Fair Values
(as adjusted)
Cash	$3,590
Accounts receivable	21,088
Inventories	42,271
Other current assets	4,144
Property, plant and equipment	9,357
Intangible assets	189,700
Other assets	3,496
Total identifiable assets	273,646

Accounts payable	9,585
Accrued expenses	6,670
Other current liabilities	5,104
Noncurrent liabilities	30,827
Total liabilities assumed	52,186
Net identifiable assets acquired	221,460
Goodwill	183,210
Net assets acquired	$404,670

Cash paid	$324,071
Fair value of contingent consideration	3,300
Fair value of noncontrolling interest	72,354
Fair value of seller note	4,945
Fair value of consideration transferred	404,670
Deferred consideration	(80,599)
Total consideration paid	$324,071

The following unaudited pro forma information presents a summary of the combined results of operations of the Company and the results of Enercon for the periods presented as if the Transaction had occurred on January 1, 2024, along with certain pro forma adjustments. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation based upon estimated fair value of assets acquired, interest expense and amortization of deferred financing costs related to the financing of the acquisition, and related tax effects. The 2024 unaudited pro forma net earnings for the three and six months ended June 30, 2024 were adjusted to include an estimated non-recurring expense related to a fair value adjustment to acquisition-date inventory of $1.0 million ($0.7 million after tax) and $1.9 million ($1.5 million after tax), respectively. The pro forma results do not reflect the realization of any potential cost savings, or any related integration costs. Certain cost savings may result from this acquisition; however, there can be no assurance that these cost savings will be achieved. The pro forma results also exclude the impact of any change in the redemption value of the noncontrolling interest. The unaudited pro forma results are presented for illustrative purposes only and are not necessarily indicative of the results that would have actually been obtained if the acquisition had occurred on the assumed date, nor is the pro forma data intended to be a projection of results that may be obtained in the future:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2024	2024
Revenue, net	$162,681	$321,486
Net earnings	21,314	39,358
Less: Net earnings attributable to non-controlling interest	1,157	2,247
Net earnings attributable to Bel Fuse shareholders	20,157	37,111
Earnings per Class A common share - basic and diluted	$1.53	$2.80
Earnings per Class B common share - basic and diluted	$1.61	$2.95

During 2024, the acquisition of Enercon resulted in a noncontrolling interest holder who is entitled to a put option, giving the sellers the ability to put their redeemable interest in the shares of the acquiree to the Company. Specifically, if exercised by the noncontrolling interest holder, the Company would be required to purchase the remaining 20% of the Seller's redeemable interest, at a redemption price during specified time period(s) stipulated in the Enercon acquisition agreement. Upon acquisition, the redeemable noncontrolling interest was initially valued at a fair value of $72.4 million. The redeemable noncontrolling interest reflected on the accompanying condensed consolidated balance sheets at June 30, 2025 and December 31, 2024 will remain in temporary equity until the applicable put-call option is either fully exercised or expires. At June 30, 2025 and December 31, 2024, the redeemable noncontrolling interest was adjusted to reflect its redemption value of $81.0 million and $80.6 million, respectively. The redemption value of the redeemable noncontrolling interest is generally calculated using Level 3 unobservable inputs based on a multiple of earnings. A roll-forward of the redeemable noncontrolling interest for the three and six months ended June 30, 2025 is included in the accompanying condensed consolidated statements of shareholders' equity and redeemable noncontrolling interest.

4.	REVENUE

The following table provides information about disaggregated revenue by geographic region and sales channel, and includes a reconciliation of the disaggregated revenue to our reportable segments:

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
	Power Solutions and Protection	Connectivity Solutions	Magnetic Solutions	Consolidated	Power Solutions and Protection	Connectivity Solutions	Magnetic Solutions	Consolidated

By Geographic Region:
North America	$54,986	$47,493	$9,576	$112,055	$104,677	$86,648	$17,001	$208,326
Europe	14,308	10,473	765	25,546	29,343	21,086	1,439	51,868
Asia	17,505	1,236	11,957	30,698	35,833	2,198	22,312	60,343
	$86,799	$59,202	$22,298	$168,299	$169,853	$109,932	$40,752	$320,537

By Sales Channel:
Direct to customer	$68,518	$41,360	$16,025	$125,903	$132,685	$72,786	$29,872	$235,343
Through distribution	18,281	17,842	6,273	42,396	37,168	37,146	10,880	85,194
	$86,799	$59,202	$22,298	$168,299	$169,853	$109,932	$40,752	$320,537

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
	Power Solutions and Protection	Connectivity Solutions	Magnetic Solutions	Consolidated	Power Solutions and Protection	Connectivity Solutions	Magnetic Solutions	Consolidated

By Geographic Region:
North America	$39,197	$45,380	$7,350	$91,927	$78,746	$89,264	$13,473	$181,483
Europe	14,610	11,242	1,118	26,970	30,943	20,678	2,334	53,955
Asia	4,744	1,200	8,364	14,308	9,109	2,165	14,583	25,857
	$58,551	$57,822	$16,832	$133,205	$118,798	$112,107	$30,390	$261,295

By Sales Channel:
Direct to customer	$37,572	$36,428	$11,793	$85,793	$76,397	$70,498	$21,579	$168,474
Through distribution	20,979	21,394	5,039	47,412	42,401	41,609	8,811	92,821
	$58,551	$57,822	$16,832	$133,205	$118,798	$112,107	$30,390	$261,295

The balances of the Company’s contract assets and contract liabilities at  June 30, 2025 and December 31, 2024 are as follows:

	June 30,	December 31,
	2025	2024

Contract assets - current (unbilled receivables)	$6,394	$4,994
Contract liabilities - current (deferred revenue)	$12,290	$6,120

The change in balance of our unbilled receivables from December 31, 2024 to June 30, 2025 primarily relates to a timing difference between the Company’s performance (i.e., when our product is shipped to a customer-controlled hub) and the point at which the Company can invoice the customer per the terms of the customer contract (i.e., when the customer pulls our product from the customer-controlled hub). Our deferred revenue balances at  December 31, 2024 and  June 30, 2025 primarily relate to customer prepayments on invoices, which will be recorded as revenue in the period in which the related finished goods are shipped to the customer. The increase in the deferred revenue balance from December 31, 2024 is primarily attributable to a sales agreement at Enercon that includes advance payment terms, resulting in higher unrecognized revenue as of the June 30, 2025 reporting date.

Transaction Price Allocated to Future Obligations

The aggregate amount of transaction price allocated to remaining performance obligations that have not been fully satisfied as of  June 30, 2025 related to contracts that exceed one year in duration amounted to $9.3 million, with expected contract expiration dates that range from 2026 – 2030. Based on the Company's current estimates, it is currently expected that approximately $5.7 million of this aggregate amount will be recognized in 2026, $1.8 million will be recognized in 2027, $0.1 million will be recognized each of 2028 and 2029, and $1.6 million will be recognized in 2030. The majority of the Company's orders received (but not yet shipped) at  June 30, 2025 are related to contracts that have an original expected duration of one year or less, for which the Company is electing to utilize the practical expedient available within the applicable guidance, and are excluded from the transaction price related to these future obligations. The Company will generally satisfy the remaining performance obligations as we transfer control of the products ordered to our customers.

5.	EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted net earnings per common share under the two-class method for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Numerator:
Net earnings	$26,861	$18,806	$44,735	$34,680
Less dividends declared:
Class A	127	127	254	256
Class B	740	725	1,477	1,472
Undistributed earnings	$25,994	$17,954	$43,004	$32,952

Undistributed earnings allocation:
Class A undistributed earnings	$4,172	$2,901	$6,920	$5,317
Class B undistributed earnings	21,822	15,053	36,084	27,635
Total undistributed earnings	$25,994	$17,954	$43,004	$32,952

Net earnings allocation:
Class A net earnings	$4,299	$3,028	$7,174	$5,573
Class B net earnings	22,562	15,778	37,561	29,107
Net earnings	$26,861	$18,806	$44,735	$34,680

Denominator:
Weighted-average shares outstanding:
Class A	2,115	2,124	2,115	2,131
Class B	10,551	10,492	10,504	10,551

Net earnings per share:
Class A	$2.03	$1.43	$3.39	$2.61
Class B	$2.14	$1.50	$3.58	$2.76

6.	FAIR VALUE MEASUREMENTS

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

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3 – Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

	June 30, 2025
	Carrying Value	Fair Value	Cash and Cash Equivalents	Other Current Assets
Cash	$58,239	$58,239	$58,239	$-
Level 1:
Money market funds	1	1	1	-
Money market funds (Rabbi Trust)	144	144	-	144
Subtotal	145	145	1	144
Level 2:
Certificates of deposit and time deposits	2,895	3,385	1,044	1,851
Subtotal	2,895	3,385	1,044	1,851
Total	$61,279	$61,769	$59,284	$1,995

	December 31, 2024
	Carrying Value	Fair Value	Cash and Cash Equivalents	Other Current Assets
Cash	$66,917	$66,917	$66,917	$-
Level 1:
Money market funds	1	1	1	-
Money market funds (Rabbi Trust)	566	566	-	566
Subtotal	567	567	1	566
Level 2:
Certificates of deposit and time deposits	2,938	3,348	1,335	1,602
Subtotal	2,938	3,348	1,335	1,602
Total	$70,422	$70,832	$68,253	$2,168

As of June 30, 2025 and December 31, 2024, our available-for-sale securities primarily consisted of investments held in a rabbi trust which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations. These securities are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs and amounted to $0.1 million at  June 30, 2025 and $0.6 million at December 31, 2024.

Throughout 2025 and 2024, the Company entered into a series of foreign currency forward contracts, the fair values of which were $0.7 million at  June 30, 2025 and ($1.0) million at  December 31, 2024. The estimated fair value of foreign currency forward contracts is based on quotes received from the applicable counterparty, and represents the estimated amount we would receive or pay to settle the contracts, taking into consideration current exchange rates which can be validated through readily observable data from external sources (Level 2).

The Company is a party to two interest rate swap agreements as further described in Note 10, "Derivative Instruments and Hedging Activities". The fair value of the interest rate swap agreements was $1.7 million at June 30, 2025 and $2.7 million at December 31, 2024, which was based on market data, and represents the estimated amount we would receive or pay to settle the agreements, taking into consideration current and projected future interest rates as well as the creditworthiness of the parties, all of which can be validated through readily observable data from external sources (Level 2).

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 were as follows:

		June 30,	December 31,
	Balance Sheet Classification	2025	2024
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Other current assets	$43	$-
Not designated as hedging instruments	Other current assets	656	-
Interest rate swap agreements:
Designated as a cash flow hedge	Other assets	1,732	2,730
Total derivative assets		$2,431	$2,730

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Other current liabilities	$-	$116
Not designated as hedging instruments	Other current liabilities	-	919
Total derivative liabilities		$-	$1,035

In connection with the acquisition of Enercon as further described in Note 3, "Acquisition", the sellers are eligible to receive an Earnout Payment based on the achievement of certain financial metrics for each of the fiscal 2025 and 2026 Earnout Periods. As this contingent consideration will be settled in cash by Bel if the related metrics are achieved, this contingent consideration has been classified as a liability on the accompanying balance sheets at June 30, 2025 and December 31, 2024. The earnout liabilities were initially recorded at a fair value of $3.3 million at the acquisition date, with subsequent remeasurements to fair value at June 30, 2025 and  December 31, 2024 calculated using Level 3 unobservable inputs. At June 30, 2025 and  December 31, 2024, inputs to the valuation approach for the contingent earnout liabilities include the Company's forecasted Enercon EBITDA (as defined under the terms of the Purchase Agreement) for each of 2025 and 2026, an estimated EBITDA volatility measure of 45.5% and 52.1%, respectively, an expected term of 2 years and a discount rate on the Earnout Payments of 6.17% and 6.66%, respectively. The fair value of the earnout liabilities as of June 30, 2025 and December 31, 2024 were as follows:

		Level 3
		June 30,	December 31,
	Balance Sheet Classification	2025	2024
Contingent Liabilities:
Earnout payment liability - 2025	Other current liabilities	$2,862	$2,041
Earnout payment liability - 2026	Other long-term liabilities	1,713	1,446
		$4,575	$3,487

The change in the fair value of the earnout liabilities noted above from December 31, 2024 to June 30, 2025 of $1.1 million primarily related to the passage of time and a lower discount rate assumed at the June 30, 2025 date. This change in fair value was recorded as other expense within the Other income (expense), net caption on the accompanying condensed consolidated statement of operations during the six months ended June 30, 2025. Aside from the earnout liability described above, the Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the six months ended June 30, 2025 or  June 30, 2024. There were no changes to the Company’s valuation techniques used to measure fair values on a recurring or nonrecurring basis during the six months ended June 30, 2025 or  June 30, 2024.

During 2024, in connection with the Company's annual impairment test of indefinite-lived intangible assets, the Company adjusted the carrying value associated with the CUI tradename to fair value. Aside from this item, there were no financial assets accounted for at fair value on a nonrecurring basis as of  June 30, 2025 or December 31, 2024.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature. The fair value of the Company’s long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities. At  June 30, 2025 and December 31, 2024, the estimated fair value of total debt was $248.8 million and $ 286.6 million, respectively, compared to a carrying amount of $250 million and $287.5 million, respectively. The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of June 30, 2025.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets, long-lived assets and the net liability related to the put/call options pursuant to the innolectric investment agreement, are accounted for at fair value on a nonrecurring basis. These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis. Based on the Company's assessment, it was concluded that no triggering events occurred during the six months ended June 30, 2025 or June 30, 2024.

7.	INVENTORIES

The components of inventories are as follows:

	June 30,	December 31,
	2025	2024
Raw materials	$76,629	$74,750
Work in progress	54,295	53,569
Finished goods	33,724	33,051
Inventories	$164,648	$161,370

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2025	2024
Land	$129	$115
Buildings and improvements	16,636	19,385
Machinery and equipment	103,263	99,747
Construction in progress	4,751	5,243
	124,779	124,490
Accumulated depreciation	(76,075)	(76,611)
Property, plant and equipment, net	$48,704	$47,879

Depreciation expense was $2.9 million and $2.3 million, respectively, for the three months ended  June 30, 2025 and 2024 and $5.9 million and $4.6 million, respectively, for the six months ended  June 30, 2025 and 2024. Depreciation expense related to our manufacturing facilities and equipment is included in cost of sales and depreciation expense associated with administrative facilities and office equipment is included in selling, general and administrative expense within the accompanying condensed consolidated statements of operations.

At June 30, 2025, a total of $1.3 million of property was classified as assets held for sale within other current assets on the accompanying condensed consolidated balance sheets related to several buildings in Zhongshan, PRC. At  December 31, 2024, a total of $2.1 million of property was classified as assets held for sale within other current assets on the accompanying condensed consolidated balance sheets related to property in Glen Rock, Pennsylvania and several buildings in Zhongshan, PRC.

9.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2025	2024
Salaries, bonuses and related benefits	$27,983	$32,478
Accrued restructuring costs	748	5,823
Sales commissions	2,514	2,616
Warranty accrual	1,275	1,554
Other	8,103	10,560
	$40,623	$53,031

The change in warranty accrual during the six months ended June 30, 2025 primarily related to repair costs incurred and adjustments to pre-existing warranties. There were no new material warranty charges incurred during the six months ended June 30, 2025.

Restructuring Activities:

Activity and liability balances related to restructuring costs for the six months ended June 30, 2025 are as follows:

		Six Months Ended
		June 30, 2025
	Liability at		Cash Payments	Liability at
	December 31,	New	and Other	June 30,
	2024	Charges	Settlements	2025
Severance costs	$1,276	$466	$(1,669)	$73
Other restructuring costs	4,547	(3,119)	(753)	675
Total	$5,823	$(2,653)	$(2,422)	$748

The balance of accrued restructuring costs at June 30, 2025 largely related to remaining liabilities associated with the Company's facility consolidation project in the PRC whereby two of our Magnetic Solutions manufacturing sites were consolidated into a single new site. During the first quarter of 2025, the Company recorded a $3.2 million reversal of other restructuring costs as a result of a non-cash settlement of liabilities related to this same project.

10.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Our primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk and interest rate risk, when deemed appropriate. We enter into these contracts in the normal course of business to mitigate risks and not for speculative purposes.

Foreign Currency Forward Contracts

Under our risk management strategy, we periodically use foreign currency forward contracts to manage our short-term exposures to fluctuations in operational cash flows resulting from changes in foreign currency exchange rates. These cash flow exposures result from portions of our forecasted operating expenses, primarily compensation and related expenses, which are transacted in currencies other than the U.S. dollar, most notably the Chinese renminbi, Mexican peso and Israeli shekel. These foreign currency forward contracts generally have maturities of no longer than twelve months, although occasionally we will execute a contract that extends beyond twelve months, depending upon the nature of the underlying risk.

We held outstanding foreign currency forward contracts with notional amounts of $27.5 million and $14.2 million as of June 30, 2025 and December 31, 2024, respectively. The Company's foreign currency forward contracts related to the Chinese renminbi are designated as cash flow hedges for accounting purposes and as such, changes in their fair value are recognized in accumulated other comprehensive loss in the consolidated balance sheet and are reclassified into the statement of operations within cost of goods sold in the period in which the hedged transaction affects earnings.

Interest Rate Swap Agreements

To partially mitigate risks associated with the variable interest rates on the revolver borrowings under our Credit Agreement (as defined and described in Note 11, "Debt", below), in November 2021, we executed a pay-fixed, receive-variable interest rate swap agreement with each of two multinational financial institutions under which we, prior to the January 2023 amendment described below which transitioned the reference rate from LIBOR to SOFR, (i) paid interest at a fixed rate of 1.3055% and received variable interest of one-month LIBOR on a notional amount of $30.0 million and (ii) paid interest at a fixed rate of 1.3180% and received variable interest of one-month LIBOR on a notional amount of $30.0 million (as amended to date, the “2021 Swaps”). The 2021 Swaps will terminate on August 31, 2026. In January 2023, and in connection with related changes our Credit Agreement, we amended the 2021 Swaps to transition the related reference rates in these agreements from LIBOR to SOFR, effective January 31, 2023. Under the amended 2021 Swaps, we are required to pay interest on the notional amount at the rate of 1.334% and 1.348%, respectively, in exchange for the daily SOFR rate plus 10 basis points.

The 2021 Swaps are designated as cash flow hedges for accounting purposes and as such, changes in their fair value are recognized in accumulated other comprehensive loss in the consolidated balance sheet and are reclassified into the statement of operations within interest expense in the period in which the hedged transaction affects earnings.

Fair Values of Derivative Financial Instruments

See Note 6, "Fair Value Measurements" for the gross fair values of the Company's derivative assets and liabilities as of June 30, 2025 and December 31, 2024.

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net (losses) gains recognized in AOCL:
Foreign currency forward contracts	$30	$(77)	$59	$(188)
Interest rate swap agreements	80	331	(44)	1,286
	$110	$254	$15	$1,098

Net gains (losses) reclassified from AOCL to the consolidated statement of operations:
Foreign currency forward contracts	$(9)	$(83)	$(66)	$(351)
Interest rate swap agreements	467	622	932	1,237
	$458	$539	$866	$886

The gains and losses related to the foreign currency forward contracts are included as a component of currency translation adjustment on the accompanying condensed consolidated statements of comprehensive income for the three and six months ended  June 30, 2025 and 2024.

Derivative Financial Instruments Not Designated as Hedging Instruments

(Losses) gains recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 were as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Classification in Consolidated Statements of Operations	2025	2024	2025	2024
Foreign currency forward contracts	Other income (expense), net	$(194)	$103	$(479)	$262
		$(194)	$103	$(479)	$262

11.	DEBT

The Company has a Credit and Security Agreement with KeyBank National Association (as amended, the "Credit Agreement" or the "CSA") with a maximum revolving amount of $400 million.

On May 2, 2025, Bel entered into a Fourth Amendment Agreement (the “Fourth  Amendment”) to the Credit Agreement, which made certain amendments to the Credit Agreement including: (i) increasing the maximum revolving amount from $325 million to $400 million pursuant to Section 2.10(b)(i)(A) of the Credit Agreement; (ii) extending the commitment period (and the final maturity for revolving loans borrowed under the credit agreement) to September 1, 2028; and (iii) providing an incremental extension of credit to the Company of $75 million concurrently with the effectiveness of the Fourth Amendment, consisting of (x) a $50 million commitment from Wells Fargo Bank, N.A., which joined the Credit Agreement as a new revolving lender pursuant to the Fourth Amendment, and (y) an aggregate $25 million commitment increase, on a pro rata basis, from the existing lenders party to the Credit Agreement.

Pursuant to the Fourth Amendment, the parties additionally agreed to the text of a Conformed Amended and Restated Credit and Security Agreement (the “Conformed Amended and Restated Credit and Security Agreement”), which amended and restated the text of the Credit Agreement including so as to reflect and integrate the changes implemented pursuant to the Fourth Amendment, as well as the changes implemented pursuant to the previously disclosed First Amendment Agreement dated as of January 12, 2023, the Second Amendment Agreement dated as of September 18, 2024 and the Third Amendment Agreement dated as of November 14, 2024.

At  June 30, 2025 and  December 31, 2024, outstanding borrowings under the revolver amounted to $250 million and $287.5 million, respectively. The unused credit available under the credit facility was $150 million at  June 30, 2025 and $37.5 million at December 31, 2024. The Company incurred $4.0 million and $0.4 million of interest expense during the three months ended June 30, 2025 and 2024, respectively, and $8.1 million and $0.8 million during the six months ended June 30, 2025 and June 30, 2024, respectively, in connection with interest due on its outstanding borrowings under the CSA during each period, including the effects of the 2021 Swaps discussed in Note 10, "Derivative Instruments and Hedging Activities", and amortization of deferred financing costs.

The effective rate of interest for our total outstanding borrowings, including the impact of the 2021 Swaps, was 5.16% and 5.47%, respectively, as of June 30, 2025 and December 31, 2024. The interest rate in effect for the fixed-rate portion of our outstanding borrowings ($60 million at each of June 30, 2025 and December 31, 2024) was 2.84% at each date. The weighted-average interest rate in effect for the variable-rate portion of our outstanding borrowings ($190 million at June 30, 2025 and $227.5 million at December 31, 2024) was 5.90% at June 30, 2025 and 6.16% at December 31, 2024, and consisted of SOFR plus the Company’s credit spread at June 30, 2025 and December 31, 2024, respectively, as determined per the terms of the CSA.

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

At June 30, 2025, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Fixed Charge Coverage Ratio.

12.	INCOME TAXES

The Company does not measure income tax expense for interim periods using the annual effective tax rate (“AETR”) method, as its estimated taxable income for future periods is not determined on a legal entity basis. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal examinations by tax authorities for years prior to 2021 and state examinations for years prior to 2018. For foreign subsidiaries, the Company is generally no longer subject to tax examinations for years prior to 2015 in Asia and 2017 in Europe.

Due to the expiration of the statutes of limitations for certain jurisdictions, it is reasonably possible that unrecognized tax benefits related to previously filed tax returns may materially change from the amounts recorded as liabilities for uncertain tax positions in the Company’s condensed consolidated financial statements as of June 30, 2025.  The Company’s liabilities for uncertain tax positions totaled $17.6 million as of June 30, 2025, compared to $18.1 million as of December 31, 2024.  Approximately $1.3 million of these liabilities are expected to be resolved within the next twelve months due to statute expirations. During the six months ended June 30, 2025, $0.9 million of the uncertain tax positions were resolved. These amounts, if recognized, would reduce the Company’s effective tax rate.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes. For the six months ended June 30, 2025 and 2024, the Company recognized $0.1 million and $0.2 million, respectively, in interest and penalties in the condensed consolidated statements of operations.  As of June 30, 2025, the Company had accrued approximately $1.0 million for the payment of interest and penalties, compared to $1.2 million as of  December 31, 2024.  These amounts are included in liability for uncertain tax positions in the condensed consolidated balance sheets.

13.	RETIREMENT, SAVINGS AND DEFERRED COMPENSATION PLANS

The Company maintains the Bel Fuse Inc. Employees’ Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended. The expense for the three months ended June 30, 2025 and 2024 amounted to $0.3 million in each period. The expense for the six months ended June 30, 2025 and 2024 amounted to $0.8 million and $0.9 million, respectively. The Company’s matching contribution is made in the form of Bel Fuse Inc. Class A common stock. As of June 30, 2025, the plan owned 249,184 and 49,971 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company also maintains a Nonqualified Deferred Compensation Plan (the "DCP"). With certain exceptions, the Company's contributions to the DCP are discretionary and become fully vested by the participants upon reaching age 65. The expense for the three months ended June 30, 2025 and 2024 amounted to less than $0.1 million during each period. The expense for the six months ended  June 30, 2025 and 2024 amounted to $0.1 million during each period. As the plan is fully funded, the assets and liabilities related to the DCP were in equal amounts of $1.5 million at  June 30, 2025 and $1.3 million at  December 31, 2024. These amounts are included in other assets and other liabilities, respectively, on the accompanying condensed consolidated balance sheets as of each date.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees. The expense for the three months ended June 30, 2025 and 2024 amounted to less than $0.1 million during each period. The expense for the six months ended June 30, 2025 and 2024 amounted to $0.1 million and $0.2 million, respectively.

The Company maintains a SERP, which is designed to provide a limited group of key management and other key employees of the Company with supplemental retirement and death benefits. As discussed in Note 6, "Fair Value Measurements", above, the Company has investments in a rabbi trust which are intended to fund the obligations of the SERP.

The components of SERP expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Service cost	$71	$99	$142	$198
Interest cost	240	226	480	452
Net amortization	(35)	20	(70)	40
Net periodic benefit cost	$276	$345	$552	$690

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

The following amounts are recognized net of tax in accumulated other comprehensive loss:

	June 30,	December 31,
	2025	2024
Prior service cost	$93	$132
Net loss	(3,194)	(3,303)
	$(3,101)	$(3,171)

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at  June 30, 2025 and December 31, 2024 are summarized below:

	June 30,	December 31,
	2025	2024

Foreign currency translation adjustment, net of taxes of ($312) at June 30, 2025 and ($312) at December 31, 2024	$(22,674)	$(21,966)
Unrealized gains on interest rate swap cash flow hedge, net of taxes of $0 at June 30, 2025 and $0 at December 31, 2024	1,755	2,729
Unrealized holding gains on marketable securities, net of taxes of ($7) at June 30, 2025 and ($7) at December 31, 2024	21	21
Unfunded SERP liability, net of taxes of $1,167 at June 30, 2025 and $1,183 at December 31, 2024	1,934	1,989

Accumulated other comprehensive loss	$(18,964)	$(17,227)

Changes in accumulated other comprehensive loss by component during the six months ended June 30, 2025 are as set forth below. All amounts are net of tax:

	Foreign Currency	Unrealized Gains on	Unrealized Holding
	Translation	Interest Rate Swap	Gains on	Unfunded
	Adjustment	Cash Flow Hedge	Marketable Securities	SERP Liability		Total

Balance at December 31, 2024	$(21,966)	$2,729	$21	$1,989		$(17,227)
Other comprehensive (loss) income before reclassifications	(774)	(42)	-	(110)		(926)
Amount reclassified from accumulated other comprehensive loss	66	(932)	-	55	(a)	(811)
Net current period other comprehensive (loss) income	(708)	(974)	-	(55)		(1,737)

Balance at June 30, 2025	$(22,674)	$1,755	$21	$1,934		$(18,964)

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

In connection with the Company's 2014 acquisition of the Power-One Power Solutions business ("Power Solutions") of ABB Ltd ("ABB"), there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or “BPS China”) for the years 2004 to 2006. In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim. In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court’s ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China. An appeal was filed on July 18, 2015 before the Regional Tax Commission of Florence and rejected. On December 5, 2016, the Arezzo Revenue Agency filed an appeal with the Supreme Court and BPS China filed a counter-appeal on January 4, 2017. The Supreme Court rendered a judgment against BPS China in March 2024. BPS China filed an appeal in July 2024. The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying condensed consolidated balance sheets at  June 30, 2025 and  December 31, 2024. As Bel is entitled to be fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying condensed consolidated balance sheets at  June 30, 2025 and  December 31, 2024.

In connection with the Company's 2021 acquisition of EOS Power ("EOS"), there is an ongoing claim asserted with respect to EOS by the Principal Commissioner of Customs (Preventive), Mumbai related to customs duties and imposed fines and penalties dating back to 1994. The original demand was in the amount of approximately $1.4 million, of which EOS has paid $0.5 million. EOS filed an Appeal in 2016 which is pending with the Customs, Excise and Service Tax Appellate Tribunal in Mumbai related to the $0.9 million balance of the original demand net of EOS' payment. As part of the EOS acquisition agreement entered into in March 2021, the Company is entitled to be indemnified for this matter for a period of 7 years from the acquisition date. The Company is unable to determine at this time what amount, if any, may ultimately be due in connection with this claim. As such, no estimate was accrued as of  June 30, 2025.

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

The Company operates in one industry with three reportable operating segments, which represent the Company's three product groups, consisting of Power Solutions and Protection, Connectivity Solutions and Magnetic Solutions. The primary criteria by which financial performance is evaluated and resources are allocated are revenue and gross profit. The following is a summary of key financial data:

	Three Months Ended June 30, 2025
	Power Solutions	Connectivity	Magnetic
	and Protection	Solutions	Solutions	Corporate/Other	Total
Net sales	$86,799	$59,202	$22,298	$-	$168,299
Cost of sales	50,410	36,007	15,896	903	103,216
Gross profit	36,389	23,195	6,402	(903)	65,083
Gross profit %	41.9%	39.2%	28.7%	nm	38.7%
Research and development costs					8,104
Selling, general and administrative expenses					30,914
Restructuring charges					280
Gain on sale of property					(4,075)
Interest expense					3,993
Interest income					(264)
Other income/expense, net					(7,568)
Earnings before provision for income taxes					$33,699

Other Segment Disclosures:
Total Assets	$653,923	$184,631	$54,423	$57,603	$950,580
Capital Expenditures	2,391	1,481	52	4	3,928
Depreciation and Amortization Expense	4,468	1,754	236	142	6,600
Interest Expense	84	3	-	3,906	3,993

	Three Months Ended June 30, 2024
	Power Solutions	Connectivity	Magnetic
	and Protection	Solutions	Solutions	Corporate	Total
Net sales	$58,551	$57,822	$16,832	$-	$133,205
Cost of sales	31,815	35,310	12,390	294	79,809
Gross profit	26,736	22,512	4,442	(294)	53,396
Gross profit %	45.7%	38.9%	26.4%	nm	40.1%
Research and development costs					5,994
Selling, general and administrative expenses					24,141
Restructuring charges					638
Interest expense					415
Interest income					(1,146)
Other income/expense, net					471
Earnings before provision for income taxes					$22,883

Other Segment Disclosures:
Total Assets	$188,045	$227,442	$57,511	$94,606	$567,604
Capital Expenditures	527	612	57	153	1,349
Depreciation and Amortization Expense	1,417	1,709	200	113	3,439
Interest Expense	136	26	-	253	415

	Six Months Ended June 30, 2025
Net sales	$169,853	$109,932	$40,752	$-	$320,537
Cost of sales	98,122	67,528	29,793	1,192	196,635
Gross profit	71,731	42,404	10,959	(1,192)	123,902
Gross profit %	42.2%	38.6%	26.9%	nm	38.7%
Research and development costs					15,326
Selling, general and administrative expenses					60,421
Restructuring charges					(2,653)
Gain on sale of property					(4,075)
Interest expense					8,145
Interest income					(539)
Other income/expense, net					(10,207)
Earnings before provision for income taxes					$57,484

Other Segment Disclosures:
Total Assets	$653,923	$184,631	$54,423	$57,603	$950,580
Capital Expenditures	3,771	2,764	174	9	6,718
Depreciation and Amortization Expense	8,993	3,519	491	281	13,284
Interest Expense	200	3	-	7,942	8,145

	Six Months Ended June 30, 2024
Net sales	$118,798	$112,107	$30,390	$-	$261,295
Cost of sales	65,546	69,978	23,774	523	159,821
Gross profit	53,252	42,129	6,616	(523)	101,474
Gross profit %	44.8%	37.6%	21.8%	nm	38.8%
Research and development costs					11,209
Selling, general and administrative expenses					49,085
Restructuring charges					703
Interest expense					849
Interest income					(2,261)
Other income/expense, net					(1,346)
Earnings before provision for income taxes					$43,235

Other Segment Disclosures:
Total Assets	$188,045	$227,442	$57,511	$94,606	$567,604
Capital Expenditures	1,281	2,650	193	154	4,278
Depreciation and Amortization Expense	3,103	3,377	408	235	7,123
Interest Expense	283	58	-	508	849

17.	SUBSEQUENT EVENT

The One Big Beautiful Bill Act (OBBBA) was enacted on July 4, 2025. The OBBBA includes several significant corporate provisions including the restoration of 100% bonus depreciation; the immediate expensing of domestic research and experimentation expenditures; modifications to the Section 163(j) interest limitations; and updates to the rules for global intangible low-taxes income and foreign-derived intangible income. The Company is currently evaluating the impact on its condensed consolidated financial statements, and the Company will continue to monitor future administrative guidance and regulations that clarify the legislative text of the OBBBA and the statute’s potential effect on the Company’s income taxes.

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

We operate through three product group segments. In the six months ended June 30, 2025, 53% of our revenues were derived from Power Solutions and Protection, 34% from our Connectivity Solutions and 13% from our Magnetic Solutions operating segment.

Our operating expenses are driven principally by the cost of labor where the factories that we use are located, the cost of the materials that we use and our ability to effectively and efficiently manage overhead costs. As labor and material costs vary by product line and region, any significant shift in product mix can have an associated impact on our costs of sales. Costs are recorded as incurred for all products manufactured. Such amounts are determined based upon the estimated stage of production and include materials, labor cost and fringes and related allocations of factory overhead. Our products are manufactured at various facilities in the United States, Mexico, Dominican Republic, United Kingdom, Slovakia, Israel, India and the People’s Republic of China (PRC).

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

Key Factors Affecting our Business

We believe that in addition to recent global tariffs and inflationary pressures on the costs of goods and services in general, and ongoing conflicts/political unrest including in or near the countries in which Bel operates, the key factors affecting and/or potentially affecting our results for the six months ended June 30, 2025 and/or future results include the following:

•

Acquisition of Enercon - In November 2024, Bel acquired an 80% stake in Enercon. As a result, we will benefit from a full year of Enercon's sales in 2025 within our Power Solutions and Protection segment. Enercon is a global supplier of power supplies primarily into defense markets, and its sales and results of operations may vary depending on government spending on defense.

•

Backlog – Our backlog of orders amounted to $414 million at June 30, 2025, an increase of $32.6 million, or 9%, from December 31, 2024. From year-end 2024 to June 30, 2025, we experienced a 5% rise in backlog within our Power Solutions and Protection segment, a 14% increase in our Magnetic Solutions segment and a 14% increase within our Connectivity Solutions segment. Factors that could cause the Company to fail to ship all such orders include unanticipated supply difficulties, changes in customer demand and new customer designs. Due to these factors, backlog may not be a reliable indicator of the timing of future sales. The preceding two sentences regarding the Company’s backlog contain Forward-Looking Statements. See "Cautionary Notice Regarding Forward-Looking Information."

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

•

Pricing and Availability of Materials – Raw material pricing has somewhat stabilized since 2024, though costs remain elevated. Supply constraints for key components like capacitors, resistors, and integrated circuits ("ICs") have eased, with suppliers meeting delivery deadlines more consistently despite extended lead times. Metal commodity prices, particularly copper and gold, continue to impact cost structures and supplier pricing. Trade restrictions have limited access to certain parts and suppliers, notably affecting Power sales due to restrictions on a former supplier in mid-2024 that historically supported $3–$4 million per quarter in consumer end market sales. We are actively identifying alternative manufacturing options for these components. Regulatory changes affecting suppliers in the PRC could disrupt our supply chain, leading to increased costs, shortages, or other adverse impacts on our business and operating results. Additionally, tariffs imposed by the U.S. or foreign governments on imports and exports could reduce margins or increase prices, potentially decreasing customer demand. See "Global Tariffs" below. The preceding discussion in this paragraph contains Forward-Looking Statements. See "Cautionary Notice Regarding Forward-Looking Information."

•

Global Tariffs – On April 5, 2025, the Trump Administration enacted reciprocal tariffs on U.S. imports from a number of countries in which Bel’s manufacturing sites and/or suppliers are located. We currently estimate, based on information available today and our sales patterns at the present time, that approximately 75% of our global sales are not currently subject to these newly-enacted U.S. tariffs as the goods are either manufactured outside the U.S. and shipped to a customer who is located outside the U.S. or the goods are manufactured within the U.S. for local consumption. Of the approximately 25% of our consolidated global sales that we estimate are currently subject to the new tariffs, the countries of origin are the PRC (approximately 10% of Bel’s global sales), Israel (8%), Slovakia (3%), Dominican Republic (1.5%), and other countries that each represent less than 1% of our U.S. imports. Imports into the U.S. from Mexico are currently exempt from tariffs as our products fall within the scope of the USMCA agreement as presently in force and are therefore not included in the aforementioned 25%. While global tariffs did not have a material financial impact on our second quarter 2025 financial results, we continue to closely monitor the evolving tariff landscape and are assessing possible alternatives aimed at potentially mitigating the impact of tariffs on Bel and our customers. The imposition of tariffs on our U.S. imports could result in reduced demand for our products and/or higher material costs. Our future sales and/or gross margins could be impacted as a result. The preceding discussion of “Global Tariffs” contains Forward-Looking Statements, including our estimates regarding our approximation of our global sales subject to the new tariffs, statements about the possible effects and impacts of tariffs, and statements about our present plans and intentions in connection therewith or in response thereto. See "Cautionary Notice Regarding Forward-Looking Information."

•

Labor Costs – Labor costs represented 8.1% of revenue during the first six months of 2025, as compared to 7.9% for the same period in 2024. The increase reflects wage adjustments across multiple regions:

- Slovakia: A 5% wage increase took effect in 2025 with an approximate $0.2 million expected annual impact. Additionally, a 12% minimum wage increase is expected in 2026 due to recent legislation, with potential future increases tied to EU27 wage equalization efforts.

- China: Throughout the first half of 2025, minimum wage increases went into effect at two of our factories in the PRC, which are expected to result in approximately $0.8 million of incremental annual labor costs.

- Dominican Republic: Minimum wage increases of 25% phased in over two years (13% effective June 1, 2025, and 12% effective June 1, 2026) with an approximate $0.1 million expected annual impact related to the 2025 increase.

- Mexico: A 10.7% wage increase effective January 1, 2025, adding an expected $0.7 million of labor costs annually.

These increases, along with any future upward wage adjustments, are expected to have an unfavorable impact on profit margins. The foregoing statements regarding labor costs, including without limitation statements about anticipated future wage increase enactments and statements about estimated costs including projected impact of the wage increases, constitute Forward-Looking Statements. See "Cautionary Notice Regarding Forward-Looking Information" for details.

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

•

Impact of Foreign Currency – During the six months ended June 30, 2025, labor and overhead costs were approximately $0.7 million lower than the corresponding 2024 period, primarily due to favorable foreign exchange rates involving the Mexican peso and Chinese renminbi, partially offset by unfavorable fluctuations in the Israeli shekel. We realized a foreign exchange transactional gain of $11.8 million during this period, driven by currency spot rate fluctuations when translating balance sheet accounts as of June 30, 2025, versus December 31, 2024. As a U.S.-domiciled company, foreign currency-denominated financial results are translated into U.S. dollars, and fluctuations in exchange rates can impact our consolidated statements of operations and cash flows. In the first half of 2025, the depreciation of the Mexican peso and Chinese renminbi against the U.S. dollar resulted in labor and overhead cost savings of approximately $0.9 million in Mexico and $0.2 million in the PRC compared to the prior year period. We monitor foreign currency changes and may continue to use forward contracts or implement pricing actions to mitigate currency-related impacts on operating results. The preceding discussion contains Forward-Looking Statements. See "Cautionary Notice Regarding Forward-Looking Information."

•

Effective Tax Rate – Our effective tax rate will fluctuate based on the geographic regions in which our pretax profits are earned. Of the geographic regions in which we operate, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of our three geographical regions. See Note 12, “Income Taxes”.

Results of Operations - Summary by Operating Segment

Revenue and Gross Margin

Our revenue and gross margin by operating segment for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	Revenue		Gross Margin		Revenue		Gross Margin
	2025	2024	2025	2024	2025	2024	2025	2024
Power solutions and protection	$86,799	$58,551	41.9%	45.7%	$169,853	$118,798	42.2%	44.8%
Connectivity solutions	59,202	57,822	39.2%	38.9%	109,932	112,107	38.6%	37.6%
Magnetic solutions	22,298	16,832	28.7%	26.4%	40,752	30,390	26.9%	21.8%
	$168,299	$133,205	38.7%	40.1%	$320,537	$261,295	38.7%	38.8%

Power Solutions and Protection:

Sales of our Power Solutions and Protection products increased by $28.2 million (48.2%) during the three months ended June 30, 2025, compared to the same period in 2024. For the six months ended June 30, 2025, sales rose by $51.1 million (43.0%) compared to the first half of 2024. This growth was primarily driven by sales in aerospace and defense applications, which contributed $32.6 million during the second quarter of 2025 and $65 million during the first half of 2025. These applications represent a new end market within Bel's Power segment, introduced through the acquisition of Enercon in November 2024. Sales of networking applications increased by $3.7 million during the second quarter of 2025 and by $3.0 million during the first half of 2025, relative to the same periods in 2024. Additional contributors to the revenue increase included higher sales of Fuse products, which rose by $1.7 million during the three months and $2.3 million during the six months ended June 30, 2025, compared to the same periods in 2024.

However, these gains were partially offset by declines in several categories. Railway applications saw a decline of $3.2 million during the second quarter and $4.7 million during the first half of 2025. eMobility applications fell by $2.3 million and $4.0 million during the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. Additionally, sales in Other Industrial applications dropped by $1.7 million and $5.4 million during the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, while consumer applications declined by $1.7 million in the second quarter of 2025 and by $4.3 million in the first six months of 2025, in each case relative to the comparable 2024 periods.

The declines in gross margin for the Power segment for the 2025 periods compared to the 2024 periods as presented above are primarily due to non-recurring items. In the first full half of 2024, there were non-recurring items, such as cancellation fees, which were recorded at a 100% gross margin. However, during 2025, there was a shift in the product mix toward lower-margin offerings within the legacy Bel power segment, which further contributed to the decline in gross margin. This decline was partially offset by favorable foreign exchange conditions in the first half of 2025.

Connectivity Solutions:

Sales of Connectivity Solutions products increased by $1.4 million (2.4%) in the second quarter of 2025 compared to second quarter of 2024, driven by higher volumes sold into commercial aerospace applications, which grew by $5.1 million (33.5%), and defense applications, which increased by $1.5 million (12.2%). These gains were partially offset by a decline in distribution sales of $3.6 million (16.6%) during the second quarter of 2025 compared to the second quarter of 2024.

For the six months ended June 30, 2025, total Connectivity Solutions sales decreased by $2.2 million (1.9%), compared to the same period in 2024. However, the commercial aerospace sector experienced growth, increasing by $3.4 million (11.4%), and defense applications rose by $2.9 million (12.6%), during the first half of 2025 compared to the same period in 2024. These gains were offset by declines in sales within distribution channels of $4.5 million (10.7%) and the balance of the decline is in industrial applications during the first half of 2025 when compared to the first six months of 2024.

Gross margins for the 2025 periods presented above were favorably impacted by favorable product mix, favorable fluctuation in exchange rates between the U.S. dollar and Mexican peso in the 2025 periods as compared to the 2024 periods presented, and operational efficiencies from the facility consolidations completed in 2024, partially offset by higher wage rates in Mexico.

Magnetic Solutions:

Sales of Magnetic Solutions products increased by $5.5 million (32.5%) in the second quarter of 2025 and $10.4 million (34.1%) in the first half of 2025 compared to the same periods in 2024. This growth was primarily driven by higher demand from networking customers and increased sales through distribution channels. Gross margin improvements for this product group during the first half of 2025 were supported by recent facility consolidations in the PRC, effective cost management, and beneficial exchange rates between the Chinese renminbi and the U.S. dollar.

Cost of Sales

Cost of sales as a percentage of revenue for the three and six months ended June 30, 2025 and 2024 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Material costs	31.8%	27.8%	30.7%	28.0%
Labor costs	7.8%	7.7%	8.1%	7.9%
Other expenses	21.7%	24.4%	22.6%	25.3%
Total cost of sales	61.3%	59.9%	61.3%	61.2%

Material costs as a percentage of sales increased during the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily due to a shift in production mix driven by higher sales of Power products, which typically have greater material content. Labor costs as a percentage of sales also rose in the 2025 relative to the comparable 2024 periods, reflecting increased sales of labor-intensive Magnetic products and higher minimum wage rates, partially offset by favorable exchange rate fluctuations in the Chinese renminbi and Mexican peso versus the U.S. dollar.

Other expenses, including fixed costs such as support labor and fringe, depreciation and amortization, and facility costs (rent, utilities, insurance), remained relatively stable aside from the inclusion of Enercon's overhead expenses in the 2025 periods. However, as a percentage of sales, these expenses decreased during the three and six months ended June 30, 2025, compared to the same periods in 2024, benefiting from higher sales volumes in the 2025 periods.

Research and Development ("R&D") Expense

R&D expenses totaled $8.1 million in the second quarter of 2025, up from $6.0 million in the second quarter of 2024, and totaled $15.3 million for the six months ended June 30, 2025, compared to $11.2 million for the same period in 2024. These increases were primarily driven by the inclusion of Enercon’s R&D costs, which contributed $1.7 million in the second quarter of 2025 and $3.4 million for the six-month period ended June 30, 2025.

Selling, General and Administrative Expense (“SG&A”)

SG&A expenses totaled $30.9 million in the second quarter of 2025, an increase of $6.8 million compared to $24.1 million in the second quarter of 2024. For the six months ended June 30, 2025, SG&A expenses rose to $60.4 million, up from $49.1 million in the same period of 2024. The increase was primarily driven by Enercon's SG&A expenses, which contributed $6.0 million in the second quarter of 2025 and $11.9 million for the first half of 2025. This was partially offset by a $0.6 million reduction in expenses of the legacy Bel business, stemming from an adjustment in variable compensation during the six-month period ended June 30, 2025, compared to the same period in 2024.

Interest Expense

Interest expenses were $4.0 million for the three months ended June 30, 2025, compared to $0.4 million for the same period in 2024. For the six months ended June 30, 2025, interest expenses totaled $8.1 million, up from $0.8 million in the same period of 2024, reflecting increases of $3.6 million and $7.3 million for the three- and six-month periods, respectively. These increases were primarily driven by higher outstanding borrowings under the Company's Credit Agreement, including those incurred to finance the Enercon acquisition and related costs (refer to Note 3, "Acquisition" for additional details). For further information on the Company's outstanding debt, see "Liquidity and Capital Resources" below and Note 11, "Debt."

Interest Income

Interest income for the three months ended June 30, 2025 was $0.3 million, compared to $1.1 million for the same period in 2024. For the six months ended June 30, 2025, interest income was $0.5 million, down from $2.3 million in the comparable period of 2024. These declines were primarily attributable to reduced investments in U.S. Treasury Bills during the 2025 periods compared to those in 2024.

Other Income (Expense), Net

Other income (expense), net was $7.6 million for the three months ended June 30, 2025, compared to ($0.5) million for the same period in 2024. This year-over-year change was primarily driven by foreign exchange transactional gains of $7.6 million during the three months ended June 30, 2025 compared to a loss of $0.3 million for the same period in 2024, due to fluctuations in spot rates of certain currencies when translating balance sheet accounts as of June 30 of each year. SERP investments resulted in a gain of $0.7 million in the second quarter of 2025 versus a gain of $0.1 million in the second quarter of 2024. Earnout adjustment losses related to the Enercon acquisition were $0.5 million for the three months ended June 30, 2025 and additionally, the Company recorded losses of $0.3 million related to its investment in innolectric during each of the second quarters of 2025 and 2024.

For the six months ended June 30, 2025, other income (expense), net totaled $10.2 million, compared to $1.3 million for the same period in 2024. This change was largely driven by foreign exchange transactional gains of $11.8 million during the first half of 2025, driven by currency spot rate fluctuations when translating balance sheet accounts as of June 30, 2025, compared to December 31, 2024.  This compares to a foreign exchange transactional gain of $0.4 million recorded during the six months ended June 30, 2024. SERP investment market fluctuations resulted in a gain of $0.4 million in the 2025 period versus a gain of $0.8 million in the 2024 period. Earnout adjustment losses related to the Enercon acquisition were $1.1 million for the six months ended June 30, 2025. The Company recorded losses of $0.1 million from its investment in innolectric during both the first half of 2025 and 2024.

Provision for Income Taxes

The Company’s effective tax rate will fluctuate based on the geographic regions in which the pretax profits are earned. Of the jurisdictions in which the Company operates, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of the Company’s three geographic regions. See Note 12, “Income Taxes”.

The provision for income taxes for the three months ended June 30, 2025 and 2024 was $6.9 million and $4.1 million, respectively. Earnings before income taxes for the three months ended June 30, 2025 increased by $10.8 million compared to the same period in 2024, primarily due to higher income from the Europe and Asia regions, partially offset by a decrease in income from the North America region. The Company’s effective tax rate for the three months ended June 30, 2025 was 20.5%, compared to 17.8% for the same period in 2024. The increase in the effective tax rate was primarily driven by a reduction in the tax benefit from the reversal of uncertain tax positions due to statute expirations, as well as changes in foreign taxes and the relative amounts of income earned in those jurisdictions. See Note 12, “Income Taxes.”

The provision for income taxes for the six months ended June 30, 2025 and 2024 was $12.4 million and $8.6 million, respectively. Earnings before income taxes for the six months ended June 30, 2025 increased by $14.3 million compared to the same period in 2024, primarily due to higher income from the Europe and Asia regions, partially offset by a decrease in income from the North America region. The Company’s effective tax rate for the six months ended June 30 2025, was 21.5% compared to 19.8% for the same period in 2024. The increase in the effective tax rate was attributable to the same factors noted above.  See Note 12, “Income Taxes”.

Liquidity and Capital Resources

Our principal sources of liquidity include $59.3 million of cash and cash equivalents at June 30, 2025, cash provided by operating activities and borrowings available under our credit facility. We expect to use this liquidity for operating expenses, investments in working capital, capital expenditures, interest, taxes, lease and purchase obligations, pension benefit obligations, dividends, purchases of common stock under our Repurchase Program, and debt obligations and other long-term liabilities. Our liquidity may also be utilized to fund potential acquisitions in future periods, as well as potential future cash requirements related to the Enercon acquisition, including potential Earnout Payments that may become due and the put-call options under the Enercon shareholders’ agreement, pursuant to which Bel has the current intention to purchase the remaining 20% interest by early 2027. See the “Liquidity and Capital Resources” discussion appearing in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, both in the next twelve months and in the longer term.

Cash Flow Summary

During the six months ended June 30, 2025, our cash and cash equivalents decreased by $9.0 million.  This decrease was primarily due to the following:

•	net repayments of long-term debt of $37.5 million;
•	dividend payments of $1.7 million.
•	purchases of property, plant and equipment of $6.7 million;
•	deferred financing costs of $0.7 million; partially offset by
•	net cash provided by operating activities of $28.9 million;
•	proceeds from sale of property of $4.9 million; and
•	proceeds from held to maturity securities of $1.0 million

During the six months ended June 30, 2025, our accounts receivable increased by $8.2 million due to higher sales volume in the second quarter. Days sales outstanding (DSO) was 66 days at June 30, 2025 and 68 days at December 31, 2024. Inventory increased by $0.1 million at June 30, 2025 compared to December 31, 2024, primarily driven by an increase in raw materials and work in progress, partially offset by a decline in finished goods. Inventory turns were 2.2 at June 30, 2025 as compared to 2.1 at December 31, 2024.

Cash and cash equivalents, held to maturity U.S. Treasury securities and accounts receivable comprised approximately 19.0% of our total assets at each June 30, 2025 and at December 31, 2024. Our current ratio (i.e., the ratio of current assets to current liabilities) was 3.1 to 1 at June 30, 2025 and 2.9 to 1 at December 31, 2024. At June 30, 2025 and December 31, 2024, $45.1 million and $48.4 million, respectively (or 76% and 71%, respectively), of our cash and cash equivalents was held by our foreign subsidiaries. We repatriated $15.0 million of funds from outside of the U.S. during the six months ended June 30, 2025. We continue to analyze our global working capital and cash requirements and the potential tax liabilities attributable to further repatriation, and we have yet to make any further determination regarding repatriation of funds from outside the U.S. to fund our U.S. operations in the future. In the event these funds were needed for our U.S. operations, we would be required to accrue and pay U.S. state taxes and any applicable foreign withholding taxes to repatriate these funds.

Future Cash Requirements

We expect foreseeable liquidity and capital resource requirements in the ordinary course to be met through existing cash and cash equivalents and anticipated cash flows from operations, as well as borrowings available under our revolving credit facility, if needed. Our material cash requirements arising in the normal course of business are outlined in Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There were no material changes to our future cash requirements during the six months ended June 30, 2025.

Credit Facility

The Company had $150 million of available borrowings under its revolving credit facility at June 30, 2025, as further described below and in Note 11, "Debt". There are no mandatory principal payments due on the credit facility borrowings during 2025. The current balance of $250 million is due upon expiration of the credit facility on September 1, 2028. Anticipated interest payments due amount to $47.4 million, of which $7.5 million is expected to be paid in 2025 based on our debt balance and interest rate in place at June 30, 2025. At June 30, 2025, we were in compliance with our debt covenants, including the most restrictive covenant, the Fixed Charge Coverage Ratio. The unused credit available under the credit facility at June 30, 2025 was $150 million, all of which we had the ability to borrow without violating our Leverage Ratio covenant based on our existing consolidated EBITDA.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates, changes in interest rates associated with its long-term debt and fluctuations in commodity prices. Under the Company’s risk management strategy, the Company periodically uses foreign currency forward contracts to manage its short-term exposures to fluctuations in operational cash flows resulting from changes in foreign currency exchange rates. To partially mitigate risks associated with the variable interest rates on revolver borrowings under the Company's credit agreement (see Note 11, “Debt”, to the condensed consolidated financial statements herein, and Note 11, “Debt”, to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024), the Company maintains two pay-fixed, receive-variable interest rate swap agreements with two multinational financial institutions (see Note 10, “Derivative Instruments and Hedging Activities”, to the condensed consolidated financial statements herein, and Note 13, “Derivative Instruments and Hedging Activities”, to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024). The Company’s primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk and interest rate risk, when deemed appropriate. The Company enters into these contracts in the normal course of business to mitigate risks and not for speculative purposes. The Company utilizes various metals in the production of its products, including copper, zinc, tin, gold, and silver. Fluctuations in the prices of these and other commodities can lead to significantly higher production costs. The Company believes it has adequate primary and secondary sources for each of its key materials. While facing potential volatility in metal prices and anticipating increased material costs, the Company actively monitors these risks. To mitigate any possible negative impacts from these changes, it has implemented and may continue to implement various strategies, including price adjustments and productivity improvements. There have not been any material changes with regard to market risk during the six months ended June 30, 2025. Refer to Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” herein, and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion of market risks.

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

Item 1A. Risk Factors

The risk factors described below, supplement the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The risk factors set forth below, together with the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, should be carefully considered before making an investment decision. These are the risk factors that we consider to be the most significant risk factors, but they are not the only risk factors that should be considered in making an investment decision. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, except as supplemented by the risk factors described below. This Quarterly Report on Form 10-Q also contains Forward-Looking Statements that involve risks and uncertainties. See the "Cautionary Notice Regarding Forward-Looking Information," above. Our business, consolidated financial condition and consolidated results of operations could be materially adversely affected by any of the risk factors, assumptions and uncertainties described, under "Cautionary Notice Regarding Forward-Looking Information" or with respect to specific Forward-Looking Statements presented herein. The trading price of our securities could decline due to any of these risks, and investors in our securities may lose all or part of their investment. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially adversely affect our business in the future. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

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

As of the time of this filing, the U.S. government has imposed tariffs on imports from foreign countries ranging from 10% to 55%, with the high end of the tariff range being applicable to imports from the PRC. We currently estimate based on information available as of the time of this filing and our sales patterns at the present time that approximately 25% of our consolidated global sales are subject to these newly-enacted tariffs, with approximately 10% of our products being sourced from or manufactured in the PRC.

If the current environment is prolonged or if tariff rates increase in the future, customers may pause or reduce shipments from the PRC or other countries due to concerns over the tariffs, which could lead to disruptions in our supply chain, decreased customer demand, or delays in the delivery of our products. This may result in a reduction in revenue and potential difficulty in maintaining market share in the impacted segments. Furthermore, prolonged tariff-related uncertainty could impact our customers’ buying behavior, as they may seek alternative suppliers or adjust their purchasing patterns. There is no certainty and there can be no assurances that trade relations between the U.S. and foreign countries will improve, that the current tariff policy will change in a manner more favorable to us, that additional clarity on the tariff situation will be obtained, or that the present uncertainty in the markets surrounding tariffs will be resolved, in each case on any particular timeframe or at all, and the continuation of these tariffs, as well as any new or increased tariffs, together with continuing uncertainty in tariff policies and international trade relations, may materially and adversely affect our financial results, operations and ability to meet customer demand.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 21, 2024, the Company’s Board of Directors authorized and the Company publicly announced a $25.0 million share repurchase program (the “Repurchase Program”). The Repurchase Program authorizes the repurchase of up to $25.0 million of shares of outstanding Class A Common Stock and Class B Common Stock. The aggregate $25.0 million authorized for repurchases under the Repurchase Program has been suballocated for purchases of Class A shares and Class B shares in portions of $4.0 million and $21.0 million, respectively, prorated to take into account the number of outstanding shares of each respective class at the time of such authorization. Shares of Common Stock may be repurchased pursuant to the Repurchase Program in open market, privately negotiated or block transactions or otherwise from time to time, depending upon market conditions and other factors, and in accordance with applicable law and regulations. The Repurchase Program has no expiration date. The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares, and the Repurchase Program may be suspended or terminated at any time. As of June 30, 2025 the program-to-date repurchases amounted to 26,326 Class A shares at an aggregate purchase price of $1.9 million and 235,821 Class B shares at an aggregate purchase price of $14.1 million. There were no repurchases of our equity securities during the three or six months ended June 30, 2025 under the Repurchase Program or otherwise. Under the existing authorization for the Repurchase Program described above, of the aggregate amount initially authorized for repurchases, approximately $2.1 million of Class A shares and $6.9 million of Class B shares remain that may yet be purchased under this program.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended  June 30, 2025, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibits:

10.1†	Amended and Restated Employment Agreement, dated as of February 3, 2025, by and between Bel Fuse Inc., and Farouq Tuweiq (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2025).

10.2†	Letter Agreement Regarding Transition Services, dated as of February 3, 2025, by and between Bel Fuse Inc. and Daniel Bernstein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2025)

10.3†	Letter Agreement Regarding Non-Executive Chairman Services, dated as of February 3, 2025, by and between Bel Fuse Inc. and Daniel Bernstein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2025)

10.4†	Employment Agreement, dated as of May 20, 2025, by and between Bel Fuse Inc., and Lynn Hutkin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2025).

10.5
Fourth Amendment Agreement, dated as of May 2, 2025, to Amended and Restated Credit and Security Agreement, dated as of September 2, 2021, by and among Bel Fuse Inc., as the borrower, KeyBank National Association, as administrative agent, swing line lender and issuing lender, and the other lenders identified therein, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2025).

10.6#	Conformed Amended and Restated Credit and Security Agreement, dated as of September 2, 2021 (reflecting changes thereto pursuant to First Amendment Agreement dated as of January 12, 2023, Second Amendment Agreement dated as of September 18, 2024, Third Amendment Agreement dated as of November 14, 2024, and Fourth Amendment Agreement dated as of May 2, 2025), by and among Bel Fuse Inc., as the borrower, KeyBank National Association, as administrative agent, swing line lender and issuing lender, and the other lenders identified therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2025).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

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

BEL FUSE INC.
(Registrant)

Date: July 31, 2025	By:	/s/ Farouq Tuweiq
Farouq Tuweiq
President and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2025	By:	/s/ Lynn Hutkin
Lynn Hutkin
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)