Form 10-Q
period 2025-09-30
BEL FUSE INC /NJ
filed 2025-11-04
CIK 729580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐	No ☒

Title of Each Class	Number of Shares of Common Stock Outstanding as of October 31, 2025
Class A Common Stock ($0.10 par value)	2,115,263
Class B Common Stock ($0.10 par value)	10,545,300

BEL FUSE INC. AND SUBSIDIARIES

FORM 10-Q INDEX

			Page
Part I		Financial Information

	Item 1.	Financial Statements (unaudited)	2

		Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2025 and December 31, 2024	2

		Condensed Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2025 and 2024	3

		Condensed Consolidated Statements of Comprehensive Income (unaudited) for the Three and Nine Months Ended September 30, 2025 and 2024	4

		Condensed Consolidated Statements of Shareholders' Equity and Redeemable Noncontrolling Interest (unaudited) for the Three and Nine Months Ended September 30, 2025 and 2024	5

		Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2025 and 2024	7

		Notes to Condensed Consolidated Financial Statements (unaudited)	8 - 24

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27 - 33

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

	Item 4.	Controls and Procedures	33

Part II		Other Information

	Item 1.	Legal Proceedings	34

	Item 1A.	Risk Factors	34

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

	Item 3.	Defaults Upon Senior Securities	36

	Item 4.	Mine Safety Disclosures	36

	Item 5.	Other Information	36

	Item 6.	Exhibits	37

	Signatures		38

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

●

the regulatory and trade environment including the potential effects of the imposition or modification of new or increased tariffs either by the U.S. government on foreign imports or by a foreign government on U.S. exports related to the countries in which we transact business, and trade restrictions that may impact us, our customers and/or our suppliers, and risks associated with the evolving trade environment, trade restrictions, and changes in trade agreements, and general uncertainty about future changes in trade and tariff policy and the associated impacts of those changes;

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

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$57,743	$68,253
Held to maturity U.S. Treasury securities	-	950
Accounts receivable, net of allowance of $689 and $1,336, respectively	126,007	111,376
Inventories	166,112	161,370
Unbilled receivables	9,091	4,994
Assets held for sale	-	2,062
Other current assets	28,733	24,525
Total current assets	387,686	373,530

Property, plant and equipment, net	47,555	47,879
Right-of-use assets	21,980	25,125
Related party note receivable	3,922	2,937
Equity method investment	9,960	9,265
Intangible assets, net	221,212	231,948
Goodwill, net	214,643	208,036
Deferred income taxes	12,715	16,430
Other assets	33,131	34,639
Total assets	$952,804	$949,789

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$54,219	$49,182
Accrued expenses	46,042	53,031
Operating lease liabilities, current	8,215	7,954
Other current liabilities	18,284	17,902
Total current liabilities	126,760	128,069

Long-term Liabilities:
Long-term debt	225,000	287,500
Operating lease liabilities, long-term	14,883	17,763
Liability for uncertain tax positions	17,658	18,127
Minimum pension obligation and unfunded pension liability	18,681	18,431
Deferred income taxes	30,274	28,916
Related-party note payable	1,359	4,995
Other long-term liabilities	9,158	4,826
Total liabilities	443,773	508,627

Commitments and contingencies (see Note 15)

Redeemable noncontrolling interest	81,271	80,586

Shareholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,115,263 shares outstanding at each date (net of 1,072,769 restricted treasury shares)	212	212
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 10,546,800 and 10,425,175 shares outstanding at September 30, 2025 and December 31, 2024, respectively (net of 3,218,307 restricted treasury shares)	1,058	1,046
Additional paid-in capital	36,163	31,514
Retained earnings	409,417	345,031
Accumulated other comprehensive loss	(19,090)	(17,227)
Total shareholders' equity	427,760	360,576
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$952,804	$949,789

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net sales	$178,980	$123,638	$499,517	$384,933
Cost of sales	107,840	78,961	304,475	238,782
Gross profit	71,140	44,677	195,042	146,151

Research and development costs	7,549	5,443	22,875	16,652
Selling, general and administrative expenses	32,804	26,700	93,225	75,785
Restructuring charges (credits)	219	1,087	(2,434)	1,790
Gain on sale of properties	(1,626)	-	(5,701)	-
Earnout liability adjustment	1,857	-	1,857	-
Income from operations	30,337	11,447	85,220	51,924

Interest expense	(3,630)	(414)	(11,775)	(1,263)
Interest income	238	1,480	777	3,741
Other income (expense), net	1,058	(1,325)	11,265	21
Earnings before provision for income taxes	28,003	11,188	85,487	54,423

Provision for income taxes	5,448	3,108	17,817	11,663
Net earnings available to common shareholders	22,555	8,080	67,670	42,760

Less: Net earnings attributable to noncontrolling interest	620	-	2,280	-
Redemption value adjustment attributable to noncontrolling interest	(315)	-	(1,595)	-
Net earnings attributable to Bel Fuse shareholders	$22,250	$8,080	$66,985	$42,760

Net earnings per common share:
Class A common share - basic and diluted	$1.68	$0.61	$5.07	$3.23
Class B common share - basic and diluted	$1.77	$0.65	$5.35	$3.41

Weighted-average number of shares outstanding:
Class A common share - basic and diluted	2,115	2,116	2,115	2,126
Class B common share - basic and diluted	10,548	10,434	10,519	10,512

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net earnings available to common shareholders	$22,250	$8,080	$66,985	$42,760

Other comprehensive income (loss):
Currency translation adjustment, net of taxes of $0, $3, $0, and $29, respectively	346	6,092	(362)	1,317
Unrealized losses on interest rate swap cash flow hedge, net of taxes of $0 in all periods presented	(445)	(1,531)	(1,419)	(1,482)
Unrealized holding gains on marketable securities, net of taxes of $0 in all periods presented	-	-	-	1
Change in unfunded SERP liability, net of taxes of $8, ($4), $24, ($13), respectively	(27)	16	(82)	46
Other comprehensive (loss) income	(126)	4,577	(1,863)	(118)
Comprehensive income	22,124	12,657	65,122	42,642
Comprehensive income attributable to noncontrolling interest	620	-	2,280	-
Comprehensive income attributable to Bel Fuse shareholders	$21,504	$12,657	$62,842	$42,642

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND REDEEMABLE

NONCONTROLLING INTEREST

(in thousands, except per share data)

 (unaudited)

		Accumulated
		Other	Class A		Class B		Additional	Total	Redeemable
	Retained	Comprehensive	Common	Class A	Common	Class B	Paid-In	Shareholders'	Noncontrolling
	Earnings	(Loss) Income	Stock	# of Shares	Stock	# of Shares	Capital	Equity	Interest

Balance at December 31, 2024	$345,031	$(17,227)	$212	2,115	$1,046	10,425	$31,514	$360,576	$80,586
Redemption value adjustment attributable to noncontrolling interest	-	-	-	-	-	-	-	-	(390)
Net earnings	17,874	-	-	-	-	-	-	17,874	838
Dividends declared:
Class A Common Stock, $0.06/share	(127)	-	-	-	-	-	-	(127)	-
Class B Common Stock, $0.07/share	(737)	-	-	-	-	-	-	(737)	-
Issuance of restricted common stock	-	-	-	-	13	129	(13)	-	-
Forfeiture of restricted common stock	-	-	-	-	-	(2)	-	-	-
Foreign currency translation adjustment, net of taxes of $0	-	(1,248)	-	-	-	-	-	(1,248)	-
Unrealized losses on interest rate swap cash flow hedge, net of taxes of $0	-	(588)	-	-	-	-	-	(588)	-
Stock-based compensation expense	-	-	-	-	-	-	1,179	1,179	-
Change in unfunded SERP liability, net of taxes of $8	-	(28)	-	-	-	-	-	(28)	-
Balance at March 31, 2025	362,041	(19,091)	212	2,115	1,059	10,552	32,680	376,901	81,034

Redemption value adjustment attributable to noncontrolling interest	-	-	-	-	-	-	-	-	(890)
Net earnings	26,861	-	-	-	-	-	-	26,861	822
Dividends declared:
Class A Common Stock, $0.06/share	(127)	-	-	-	-	-	-	(127)	-
Class B Common Stock, $0.07/share	(740)	-	-	-	-	-	-	(740)	-
Forfeiture of restricted common stock	-	-	-	-	(1)	(3)	1	-	-
Foreign currency translation adjustment, net of taxes of $0	-	540	-	-	-	-	-	540	-
Unrealized losses on interest rate swap cash flow hedge, net of taxes of $0	-	(386)	-	-	-	-	-	(386)	-
Stock-based compensation expense	-	-	-	-	-	-	1,721	1,721	-
Change in unfunded SERP liability, net of taxes of $8	-	(27)	-	-	-	-	-	(27)	-
Balance at June 30, 2025	388,035	(18,964)	212	2,115	1,058	10,549	34,402	404,743	80,966

Redemption value adjustment attributable to noncontrolling interest	-	-	-	-	-	-	-	-	(315)
Net earnings	22,250	-	-	-	-	-	-	22,250	620
Dividends declared:
Class A Common Stock, $0.06/share	(127)	-	-	-	-	-	-	(127)	-
Class B Common Stock, $0.07/share	(741)	-	-	-	-	-	-	(741)	-
Forfeiture of restricted common stock	-	-	-	-	-	(2)	-	-	-
Foreign currency translation adjustment, net of taxes of $0	-	346	-	-	-	-	-	346	-
Unrealized losses on interest rate swap cash flow hedge, net of taxes of $0	-	(445)	-	-	-	-	-	(445)	-
Stock-based compensation expense	-	-	-	-	-	-	1,761	1,761	-
Change in unfunded SERP liability, net of taxes of $8	-	(27)	-	-	-	-	-	(27)	-
Balance at September 30, 2025	$409,417	$(19,090)	$212	2,115	$1,058	10,547	$36,163	$427,760	$81,271

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND REDEEMABLE

NONCONTROLLING INTEREST (Continued)

(in thousands, except per share data)

 (unaudited)

		Accumulated
		Other	Class A		Class B				Total	Redeemable
	Retained	Comprehensive	Common	Class A	Common	Class B		Additional	Shareholders'	Noncontrolling
	Earnings	(Loss) Income	Stock	# of Shares	Stock	# of Shares	Treasury Stock	Paid-In Capital	Equity	Interest

Balance at December 31, 2023	$307,510	$(12,037)	$214	2,142	$1,065	10,620	$(454)	$44,260	$340,558	$-
Net earnings	15,874	-	-	-	-	-	-	-	15,874	-
Dividends declared:
Class A Common Stock, $0.06/share	(129)	-	-	-	-	-	-	-	(129)	-
Class B Common Stock, $0.07/share	(747)	-	-	-	-	-	-	-	(747)	-
Issuance of restricted common stock	-	-	-	-	6	58	-	(6)	-	-
Forfeiture of restricted common stock	-	-	-	-	-	(6)	-	-	-	-
Purchases of common stock	-	-	(1)	(11)	(10)	(98)	(6,283)	11	(6,283)
Foreign currency translation adjustment, net of taxes of $26	-	(3,776)	-	-	-	-	-	-	(3,776)	-
Unrealized gains on interest rate swap cash flow hedge, net of taxes of $0	-	340	-	-	-	-	-	-	340	-
Unrealized holding gains on marketable securities, net of taxes of $0	-	1	-	-	-	-	-	-	1	-
Stock-based compensation expense	-	-	-	-	-	-	-	804	804	-
Change in unfunded SERP liability, net of taxes of ($4)	-	15	-	-	-	-	-	-	15	-
Balance at March 31, 2024	322,508	(15,457)	213	2,131	1,061	10,574	(6,737)	45,069	346,657	-

Net earnings	18,806	-	-	-	-	-	-	-	18,806	-
Dividends declared:
Class A Common Stock, $0.06/share	(127)	-	-	-	-	-	-	-	(127)	-
Class B Common Stock, $0.07/share	(725)	-	-	-	-	-	-	-	(725)	-
Forfeiture of restricted common stock	-	-	-	-	(1)	(4)	-	2	1	-
Purchases of common stock	-	-	(1)	(10)	(12)	(117)	(7,892)	12	(7,893)	-
Foreign currency translation adjustment, net of taxes of $0	-	(999)	-	-	-	-	-	-	(999)	-
Unrealized losses on interest rate swap cash flow hedge, net of taxes of $0	-	(291)	-	-	-	-	-	-	(291)	-
Stock-based compensation expense	-	-	-	-	-	-	-	971	971	-
Change in unfunded SERP liability, net of taxes of ($4)	-	15	-	-	-	-	-	-	15	-
Balance at June 30, 2024	340,462	(16,732)	212	2,121	1,048	10,453	(14,629)	46,054	356,415	-

Net earnings	8,080	-	-	-	-	-	-	-	8,080	-
Dividends declared:
Class A Common Stock, $0.06/share	(125)	-	-	-	-	-	-	-	(125)	-
Class B Common Stock, $0.07/share	(715)	-	-	-	-	-	-	-	(715)	-
Forfeiture of restricted common stock	-	-	-	(6)	(2)	(21)	(1,878)	3	(1,877)	-
Foreign currency translation adjustment, net of taxes of $3	-	6,092	-	-	-	-	-	-	6,092	-
Unrealized losses on interest rate swap cash flow hedge, net of taxes of $0	-	(1,531)	-	-	-	-	-	-	(1,531)	-
Stock-based compensation expense	-	-	-	-	-	-	-	1,007	1,007	-
Change in unfunded SERP liability, net of taxes of ($4)	-	16	-	-	-	-	-	-	16	-
Balance at September 30, 2024	$347,702	$(12,155)	$212	2,115	$1,046	10,432	$(16,507)	$47,064	$367,362	$-

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2025	2024

Cash flows from operating activities:
Net earnings	$67,670	$42,760
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,936	10,759
Stock-based compensation	4,661	2,782
Amortization of deferred financing costs	1,124	27
Deferred tax benefit	1,722	(5,366)
Net unrealized (gains)/losses on foreign currency revaluation	(13,203)	1,275
Gain on sale of properties	(5,701)	-
Other, net	1,794	628
Changes in operating assets and liabilities:
Accounts receivable	(13,141)	8,366
Unbilled receivables	(4,097)	7,482
Inventories	(1,656)	12,266
Accounts payable	4,030	(3,302)
Accrued expenses	(3,357)	(11,849)
Accrued restructuring costs	(5,010)	(590)
Income taxes payable	(3,142)	4,809
Other operating assets/liabilities, net	(586)	(4,327)
Net cash provided by operating activities	51,044	65,720

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,578)	(7,906)
Purchases of held to maturity securities	-	(131,309)
Proceeds from held to maturity securities	950	139,316
Investment in related party notes receivable	(985)	(918)
Proceeds from disposal/sale of property, plant and equipment	7,763	236
Net cash used in investing activities	(850)	(581)

Cash flows from financing activities:
Dividends paid to common shareholders	(2,494)	(2,487)
Deferred financing costs	(681)	(330)
Repayment of long-term debt	(70,500)	-
Proceeds of long-term debt	8,000	-
Purchases of common stock	-	(16,053)
Net cash used in financing activities	(65,675)	(18,870)

Effect of exchange rate changes on cash and cash equivalents	4,971	(1,374)

Net (decrease) increase in cash and cash equivalents	(10,510)	44,895
Cash and cash equivalents - beginning of period	68,253	89,371
Cash and cash equivalents - end of period	$57,743	$134,266

Supplementary information:
Cash paid during the period for:
Income taxes, net of refunds received	$19,426	$15,556
Interest payments	$11,831	$3,010
ROU assets obtained in exchange for lease obligations	$1,784	$4,711

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheets and statements of operations, comprehensive income, shareholders’ equity and redeemable noncontrolling interest, and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the fiscal year ended  December 31, 2024.

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

The Company’s significant accounting policies are summarized in Note 1 to the consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There were no significant changes to these accounting policies during the nine months ended September 30, 2025, except as discussed in “Recently Adopted Accounting Standards” below and as follows:

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

The Company previously had held to maturity securities comprised of U.S. Treasury Bills. These investments were classified as held to maturity as the Company has the intent and ability to hold these investments until they mature. The table below shows the amortized costs, associated gross unrealized gains and associated fair value of the held to maturity securities at December 31, 2024. There were no held to maturity securities outstanding at September 30, 2025.

	September 30, 2025	December 31, 2024
Held to maturity U.S. Treasury securities
Amortized cost	$-	$950
Gross unrealized gain	-	26
Fair value	$-	$977

In determining the fair value of the Company's held to maturity U.S. Treasury securities, the Company utilized Level 1 inputs of the market price for identical securities as of  December 31, 2024.

Investments

We account for non-marketable investments using the equity method of accounting if the investment gives us the ability to exercise significant influence over, but not control of, an investee. Significant influence generally exists if we have an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and our proportionate share of earnings or losses and distributions.

Equity in earnings of unconsolidated affiliates, in the consolidated statements of operations, reflects our proportionate share of the investee's net income, including any associated affiliate taxes. Our proportionate share of the investee’s other comprehensive income (loss), net of income taxes, is recorded in the consolidated statements of shareholders’ equity and redeemable noncontrolling interest and consolidated statements of comprehensive income. In general, the equity investment in our unconsolidated affiliates is equal to our original equity investment plus our share of those entities' undistributed earnings subsequent to our investment.

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

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public business entity (PBE) to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that prior to the implementation of the guidance were required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (CODM). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. In the fourth quarter of 2024, the Company adopted this guidance and applied the amendments retrospectively to all prior periods presented in the accompanying financial statements. This adoption only impacted our disclosures and did not have any impact to our results of operations, cash flows and financial condition. See Note 16, "Segments", for applicable reportable segment disclosures required by this guidance.

Accounting Standards Issued But Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU 2023-09 requires a PBE to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve disclosures about a PBE's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Such information should allow investors to better understand an entity's performance, assess future cash flows, and compare performance over time and with other entities. The amendments will require PBEs to disclose in the notes to the financial statements, at each interim and annual reporting period, specific information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement, and the total amount of an entity's selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

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

This passive investment created a strategic alliance that is focused on Electric Vehicles (“EV”) on-board power electronics, and in particular next generation fast-charging technology. With no product overlap, this relationship expands the Bel eMobility Power portfolio, further enhancing Bel's competitive position in this emerging field. Our investment in innolectric is accounted for using the equity method and we have determined that the innolectric investment is not a variable interest entity (VIE). Results from this investment, which are reported within Bel’s Power Solutions and Protection segment, led to losses of $0.3 million for the three months and $0.4 million for the nine months ended September 30, 2025, respectively. The Company adopted a policy to record its share of innolectric's results on a one-month lag on a consistent basis to allow time for innolectric to provide its financial statements to Bel.

Related Party Transactions

From time to time, the Company provides cash loans to innolectric to fund working capital needs and further business development. During the three and nine months ended September 30, 2025, the Company provided incremental loans to innolectric in the amount of €0.2 million and €0.5 million, respectively. As of September 30, 2025 and December 31, 2024, the Company had loans outstanding to innolectric in the aggregate amount of €3.3 million (approximately $3.9 million at the September 30, 2025 exchange rate) and €2.8 million (approximately $2.9 million at the December 31, 2024 exchange rate), respectively. These loans bear interest at a rate of 5% per annum. This balance is shown as a related-party note receivable on the accompanying condensed consolidated balance sheets at September 30, 2025 and December 31, 2024.

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

At the closing, Bel paid an aggregate of approximately $325.6 million in cash in respect to the cash purchase price (after giving effect to estimated adjustments taken at closing including for Enercon’s cash, indebtedness, net working capital and unpaid transaction costs, with final true-up adjustments implemented post-closing resulting in final adjusted cash consideration of approximately $324.1 million). Bel funded the closing of the Transaction through cash on hand of approximately $85.6 million and with approximately $240 million provided through incremental borrowings under the Company’s revolving credit facility, as amended in connection with the Transaction.

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

The Company did not incur any acquisition-related costs associated with the Transaction during the three or nine months ended September 30, 2025 as compared to $4.3 million during the three months and nine months ended  September 30, 2024.

The accounting related to the Enercon acquisition has been completed as of the filing date of this Form 10-Q. The following table presents the Company’s final determination of the acquisition date fair values of the consideration paid, identifiable net assets acquired, and goodwill. All valuations and the purchase price allocation are now finalized, and no further adjustments are anticipated.

Fair Values
(as adjusted)
Cash	$3,590
Accounts receivable	21,088
Inventories	42,271
Other current assets	4,144
Property, plant and equipment	9,357
Intangible assets	189,700
Other assets	3,496
Total identifiable assets	273,646

Accounts payable	9,585
Accrued expenses	6,670
Other current liabilities	5,104
Noncurrent liabilities (1)	34,331
Total liabilities assumed	55,690
Net identifiable assets acquired	217,956
Goodwill (1)	186,714
Net assets acquired	$404,670

Cash paid	$324,071
Fair value of contingent consideration	3,300
Fair value of noncontrolling interest	72,354
Fair value of seller note	4,945
Fair value of consideration transferred	404,670
Deferred consideration	(80,599)
Total consideration paid	$324,071

(1)  Measurement period adjustment of $3.5 million recorded is attributable to tax liabilities with a corresponding increase to goodwill.  The measurement period adjustment was a result of the purchase price allocation finalization as the Company filed its tax return on October 15, 2025.

The following unaudited pro forma information presents a summary of the combined results of operations of the Company and the results of Enercon for the periods presented as if the Transaction had occurred on January 1, 2024, along with certain pro forma adjustments. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation based upon estimated fair value of assets acquired, interest expense and amortization of deferred financing costs related to the financing of the acquisition, and related tax effects. The 2024 unaudited pro forma net earnings for the three and nine months ended September 30, 2024 were adjusted to include an estimated non-recurring expense related to a fair value adjustment to acquisition-date inventory of $0.5 million ($0.4 million after tax) and $2.4 million ($1.8 million after tax), respectively. The pro forma results do not reflect the realization of any potential cost savings, or any related integration costs. Certain cost savings may result from this acquisition; however, there can be no assurance that these cost savings will be achieved. The pro forma results also exclude the impact of any change in the redemption value of the noncontrolling interest. The unaudited pro forma results are presented for illustrative purposes only and are not necessarily indicative of the results that would have actually been obtained if the acquisition had occurred on the assumed date, nor is the pro forma data intended to be a projection of results that may be obtained in the future:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2024	2024
Revenue, net	$153,741	$475,227
Net earnings	10,589	49,947
Less: Net earnings attributable to non-controlling interest	1,158	3,405
Net earnings attributable to Bel Fuse shareholders	$9,431	$46,542
Earnings per Class A common share - basic and diluted	$0.72	$3.52
Earnings per Class B common share - basic and diluted	$0.76	$3.71

During 2024, the acquisition of Enercon resulted in a noncontrolling interest holder who is entitled to a put option, giving the sellers the ability to put their redeemable interest in the shares of the acquiree to the Company. Specifically, if exercised by the noncontrolling interest holder, the Company would be required to purchase the remaining 20% of the Seller's redeemable interest, at a redemption price during specified time period(s) stipulated in the Enercon acquisition agreement. Upon acquisition, the redeemable noncontrolling interest was initially valued at a fair value of $72.4 million. The redeemable noncontrolling interest reflected on the accompanying condensed consolidated balance sheets at September 30, 2025 and December 31, 2024 will remain in temporary equity until the applicable put-call option is either fully exercised or expires. At September 30, 2025 and December 31, 2024, the redeemable noncontrolling interest was adjusted to reflect its redemption value of $81.3 million and $80.6 million, respectively. The redemption value of the redeemable noncontrolling interest is generally calculated using Level 3 unobservable inputs based on a multiple of earnings. A roll-forward of the redeemable noncontrolling interest for the three and nine months ended September 30, 2025 is included in the accompanying condensed consolidated statements of shareholders' equity and redeemable noncontrolling interest.

4.	REVENUE

The following table provides information about disaggregated revenue by geographic region and sales channel, and includes a reconciliation of the disaggregated revenue to our reportable segments:

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
	Power Solutions and Protection	Connectivity Solutions	Magnetic Solutions	Consolidated	Power Solutions and Protection	Connectivity Solutions	Magnetic Solutions	Consolidated

By Geographic Region:
North America	$61,312	$49,731	$9,261	$120,304	$165,989	$136,379	$26,262	$328,630
Europe	13,569	10,428	1,032	25,029	42,912	31,514	2,471	76,897
Asia	19,525	1,711	12,411	33,647	55,358	3,909	34,723	93,990
	$94,406	$61,870	$22,704	$178,980	$264,259	$171,802	$63,456	$499,517

By Sales Channel:
Direct to customer	$72,481	$41,743	$18,961	$133,185	$205,166	$114,529	$48,833	$368,528
Through distribution	21,925	20,127	3,743	45,795	59,093	57,273	14,623	130,989
	$94,406	$61,870	$22,704	$178,980	$264,259	$171,802	$63,456	$499,517

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
	Power Solutions and Protection	Connectivity Solutions	Magnetic Solutions	Consolidated	Power Solutions and Protection	Connectivity Solutions	Magnetic Solutions	Consolidated

By Geographic Region:
North America	$30,806	$42,414	$7,335	$80,555	$109,552	$131,678	$20,808	$262,038
Europe	13,172	11,422	1,315	25,909	44,115	32,100	3,649	79,864
Asia	4,702	1,879	10,593	17,174	13,811	4,044	25,176	43,031
	$48,680	$55,715	$19,243	$123,638	$167,478	$167,822	$49,633	$384,933

By Sales Channel:
Direct to customer	$32,960	$34,085	$13,398	$80,443	$109,357	$104,583	$34,977	$248,917
Through distribution	15,720	21,630	5,845	43,195	58,121	63,239	14,656	136,016
	$48,680	$55,715	$19,243	$123,638	$167,478	$167,822	$49,633	$384,933

The balances of the Company’s contract assets and contract liabilities at  September 30, 2025 and December 31, 2024 are as follows:

	September 30,	December 31,
	2025	2024

Contract assets - current (unbilled receivables)	$9,091	$4,994
Contract liabilities - current (deferred revenue)	$12,110	$6,120

The change in balance of our unbilled receivables from December 31, 2024 to September 30, 2025 primarily relates to a timing difference between the Company’s performance (i.e., when our product is shipped to a customer-controlled hub) and the point at which the Company can invoice the customer per the terms of the customer contract (i.e., when the customer pulls our product from the customer-controlled hub). Our deferred revenue balances at  December 31, 2024 and  September 30, 2025 primarily relate to customer prepayments on invoices, which will be recorded as revenue in the period in which the related finished goods are shipped to the customer. The increase in the deferred revenue balance from December 31, 2024 is primarily attributable to a sales agreement at Enercon that includes advance payment terms, resulting in higher unrecognized revenue as of the September 30, 2025 reporting date.

Transaction Price Allocated to Future Obligations

The aggregate amount of transaction price allocated to remaining performance obligations that have not been fully satisfied as of  September 30, 2025 related to contracts that exceed one year in duration amounted to $14 million, with expected contract expiration dates that range from 2026 – 2030. Based on the Company's current estimates, it is currently expected that approximately $7.5 million of this aggregate amount will be recognized in 2026, $3.5 million will be recognized in 2027, and $3.0 million will be recognized in the years beyond 2027. The majority of the Company's orders received (but not yet shipped) at  September 30, 2025 are related to contracts that have an original expected duration of one year or less, for which the Company is electing to utilize the practical expedient available within the applicable guidance, and are excluded from the transaction price related to these future obligations. The Company will generally satisfy the remaining performance obligations as we transfer control of the products ordered to our customers.

5.	EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted net earnings per common share under the two-class method for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Numerator:
Net earnings	$22,250	$8,080	$66,985	$42,760
Less dividends declared:
Class A	127	125	381	381
Class B	741	715	2,218	2,190
Undistributed earnings	$21,382	$7,240	$64,386	$40,189

Undistributed earnings allocation:
Class A undistributed earnings	$3,429	$1,172	$10,349	$6,491
Class B undistributed earnings	17,953	6,068	54,037	33,698
Total undistributed earnings	$21,382	$7,240	$64,386	$40,189

Net earnings allocation:
Class A net earnings	$3,556	$1,297	$10,730	$6,872
Class B net earnings	18,694	6,783	56,255	35,888
Net earnings	$22,250	$8,080	$66,985	$42,760

Denominator:
Weighted-average shares outstanding:
Class A	2,115	2,116	2,115	2,126
Class B	10,548	10,434	10,519	10,512

Net earnings per share:
Class A	$1.68	$0.61	$5.07	$3.23
Class B	$1.77	$0.65	$5.35	$3.41

6.	FAIR VALUE MEASUREMENTS

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

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3 – Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

	September 30, 2025
	Carrying Value	Fair Value	Cash and Cash Equivalents	Other Current Assets
Cash	$56,741	$56,741	$56,741	$-
Level 1:
Money market funds	1	1	1	-
Money market funds (Rabbi Trust)	93	93	-	93
Subtotal	94	94	1	93
Level 2:
Certificates of deposit and time deposits	3,015	3,352	1,001	2,014
Subtotal	3,015	3,352	1,001	2,014
Total	$59,850	$60,187	$57,743	$2,107

	December 31, 2024
	Carrying Value	Fair Value	Cash and Cash Equivalents	Other Current Assets
Cash	$66,917	$66,917	$66,917	$-
Level 1:
Money market funds	1	1	1	-
Money market funds (Rabbi Trust)	566	566	-	566
Subtotal	567	567	1	566
Level 2:
Certificates of deposit and time deposits	2,938	3,348	1,335	1,602
Subtotal	2,938	3,348	1,335	1,602
Total	$70,422	$70,832	$68,253	$2,168

As of September 30, 2025 and December 31, 2024, our available-for-sale securities primarily consisted of investments held in a rabbi trust which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations. These securities are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs and amounted to less than $0.1 million at  September 30, 2025 and $0.6 million at December 31, 2024.

Throughout 2025 and 2024, the Company entered into a series of foreign currency forward contracts, the fair values of which were $0.8 million at  September 30, 2025 and ($1.0) million at  December 31, 2024. The estimated fair value of foreign currency forward contracts is based on quotes received from the applicable counterparty, and represents the estimated amount we would receive or pay to settle the contracts, taking into consideration current exchange rates which can be validated through readily observable data from external sources (Level 2).

The Company is a party to two interest rate swap agreements as further described in Note 10, "Derivative Instruments and Hedging Activities". The fair value of the interest rate swap agreements was $1.3 million at September 30, 2025 and $2.7 million at December 31, 2024, which was based on market data, and represents the estimated amount we would receive or pay to settle the agreements, taking into consideration current and projected future interest rates as well as the creditworthiness of the parties, all of which can be validated through readily observable data from external sources (Level 2).

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 were as follows:

	Balance Sheet Classification	September 30, 2025	December 31, 2024
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Other current assets	$19	$-
Not designated as hedging instruments	Other current assets	824	-
Interest rate swap agreements:
Designated as a cash flow hedge	Other assets	1,309	2,730
Total derivative assets		$2,152	$2,730

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Other current liabilities	$-	$116
Not designated as hedging instruments	Other current liabilities	-	919
Total derivative liabilities		$-	$1,035

In connection with the acquisition of Enercon as further described in Note 3, "Acquisition", the sellers are eligible to receive an Earnout Payment based on the achievement of certain financial metrics for each of the fiscal 2025 and 2026 Earnout Periods. As this contingent consideration will be settled in cash by Bel if the related metrics are achieved, this contingent consideration has been classified as a liability on the accompanying balance sheets at September 30, 2025 and December 31, 2024. The earnout liabilities were initially recorded at a fair value of $3.3 million at the acquisition date, with subsequent remeasurements to fair value at September 30, 2025 and  December 31, 2024 calculated using Level 3 unobservable inputs. At September 30, 2025 and  December 31, 2024, inputs to the valuation approach for the contingent earnout liabilities include the Company's forecasted Enercon EBITDA (as defined under the terms of the Purchase Agreement) for each of 2025 and 2026, an estimated EBITDA volatility measure of 47.5% and 52.1%, respectively, an expected term of 2 years and a discount rate on the Earnout Payments of 6.70% and 6.66%, respectively. The fair value of the earnout liabilities as of September 30, 2025 and December 31, 2024 were as follows:

		Level 3
	Balance Sheet Classification	September 30, 2025	December 31, 2024
Contingent Liabilities:
Earnout payment liability - 2025	Other current liabilities	$3,531	$2,041
Earnout payment liability - 2026	Other long-term liabilities	1,846	1,446
		$5,377	$3,487

The change in the fair value of the earnout liabilities noted above from December 31, 2024 to September 30, 2025 of $1.9 million primarily related to the passage of time and a lower discount rate assumed at the September 30, 2025 date. The change in fair value was recognized and presented separately as an Earnout liability adjustment on the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2025. Aside from the earnout liability described above, the Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the nine months ended September 30, 2025 or  September 30, 2024. There were no changes to the Company’s valuation techniques used to measure fair values on a recurring or nonrecurring basis during the nine months ended September 30, 2025 or  September 30, 2024.

During 2024, in connection with the Company's annual impairment test of indefinite-lived intangible assets, the Company adjusted the carrying value associated with the CUI tradename to fair value. Aside from this item, there were no financial assets accounted for at fair value on a nonrecurring basis as of  September 30, 2025 or December 31, 2024.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature. The fair value of the Company’s long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities. At  September 30, 2025 and December 31, 2024, the estimated fair value of total debt was $224.4 million and $286.6 million, respectively, compared to a carrying amount of $225.0 million and $287.5 million, respectively. The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of September 30, 2025.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets, long-lived assets and the net liability related to the put/call options pursuant to the innolectric investment agreement, are accounted for at fair value on a nonrecurring basis. These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis. Based on the Company's assessment, it was concluded that no triggering events occurred during the nine months ended September 30, 2025 or September 30, 2024.

7.	INVENTORIES

The components of inventories are as follows:

	September 30,	December 31,
	2025	2024
Raw materials	$78,479	$74,750
Work in progress	55,265	53,569
Finished goods	32,368	33,051
Inventories	$166,112	$161,370

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2025	2024
Land	$129	$115
Buildings and improvements	16,464	19,385
Machinery and equipment	103,338	99,747
Construction in progress	4,965	5,243
	124,896	124,490
Accumulated depreciation	(77,341)	(76,611)
Property, plant and equipment, net	$47,555	$47,879

Depreciation expense was $3.0 million and $2.5 million, respectively, for the three months ended  September 30, 2025 and 2024 and $8.9 million and $7.1 million, respectively, for the nine months ended  September 30, 2025 and 2024. Depreciation expense related to our manufacturing facilities and equipment is included in cost of sales and depreciation expense associated with administrative facilities and office equipment is included in selling, general and administrative expense within the accompanying condensed consolidated statements of operations.

At September 30, 2025, no property was classified as assets held for sale within other current assets on the accompanying condensed consolidated balance sheets. At  December 31, 2024, a total of $2.1 million of property was classified as assets held for sale within other current assets on the accompanying condensed consolidated balance sheets related to property in Glen Rock, Pennsylvania and several buildings in Zhongshan, PRC. During the three and nine months ended September 30, 2025, the Company recorded gains on sales related to these properties in the amounts of $1.6 million and $5.7 million, respectively.

9.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2025	2024
Salaries, bonuses and related benefits	$32,552	$32,478
Accrued restructuring costs	813	5,823
Sales commissions	2,379	2,616
Warranty accrual	1,208	1,554
Other	9,090	10,560
	$46,042	$53,031

The change in warranty accrual during the nine months ended September 30, 2025 primarily related to repair costs incurred and adjustments to pre-existing warranties. There were no new material warranty charges incurred during the nine months ended September 30, 2025.

Restructuring Activities:

Activity and liability balances related to restructuring costs for the nine months ended September 30, 2025 are as follows:

		Nine Months Ended
		September 30, 2025
	Liability at		Cash Payments	Liability at
	December 31,	New	and Other	September 30,
	2024	Charges	Settlements	2025
Severance costs	$1,276	$685	$(1,823)	$138
Other restructuring costs	4,547	(3,119)	(753)	675
Total	$5,823	$(2,434)	$(2,576)	$813

The balance of accrued restructuring costs at September 30, 2025 largely related to remaining liabilities associated with the Company's facility consolidation project in the PRC whereby two of our Magnetic Solutions manufacturing sites were consolidated into a single new site. During the first quarter of 2025, the Company recorded a $3.2 million reversal of other restructuring costs as a result of a non-cash settlement of liabilities related to this same project.

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

We held outstanding foreign currency forward contracts with notional amounts of $43.2 million and $14.2 million as of September 30, 2025 and December 31, 2024, respectively. The Company's foreign currency forward contracts related to the Chinese renminbi are designated as cash flow hedges for accounting purposes and as such, changes in their fair value are recognized in accumulated other comprehensive loss in the consolidated balance sheet and are reclassified into the statement of operations within cost of goods sold in the period in which the hedged transaction affects earnings.

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

Fair Values of Derivative Financial Instruments

See Note 6, "Fair Value Measurements" for the gross fair values of the Company's derivative assets and liabilities as of September 30, 2025 and December 31, 2024.

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net (losses) gains recognized in AOCL:
Foreign currency forward contracts	$(45)	$223	$14	$35
Interest rate swap agreements	31	(892)	(13)	394
	$(14)	$(669)	$1	$429

Net gains (losses) reclassified from AOCL to the consolidated statement of operations:
Foreign currency forward contracts	$12	$(50)	$(54)	$(401)
Interest rate swap agreements	476	638	1,408	1,875
	$488	$588	$1,354	$1,474

The gains and losses related to the foreign currency forward contracts are included as a component of currency translation adjustment on the accompanying condensed consolidated statements of comprehensive income for the three and nine months ended  September 30, 2025 and 2024.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains (losses) recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 were as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Classification in Consolidated Statements of Operations	2025	2024	2025	2024
Foreign currency forward contracts	Other income (expense), net	$878	$(13)	$399	$249
		$878	$(13)	$399	$249

11.	DEBT

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

At  September 30, 2025 and  December 31, 2024, outstanding borrowings under the revolver amounted to $225.0 million and $287.5 million, respectively. The unused credit available under the credit facility was $175.0 million at September 30, 2025 and $37.5 million at December 31, 2024. The Company incurred $3.6 million and $0.4 million of interest expense during the three months ended September 30, 2025 and 2024, respectively, and $11.8 million and $1.3 million during the nine months ended September 30, 2025 and September 30, 2024, respectively, in connection with interest due on its outstanding borrowings under the CSA during each period, including the effects of the 2021 Swaps discussed in Note 10, "Derivative Instruments and Hedging Activities", and amortization of deferred financing costs.

The effective rate of interest for our total outstanding borrowings, including the impact of the 2021 Swaps, was 4.87% and 5.47%, respectively, as of September 30, 2025 and December 31, 2024. The interest rate in effect for the fixed-rate portion of our outstanding borrowings ($60 million at each of September 30, 2025 and December 31, 2024) was 2.59% at September 30, 2025 and 2.84% at December 31, 2024. The weighted-average interest rate in effect for the variable-rate portion of our outstanding borrowings ($165 million at September 30, 2025 and $227.5 million at December 31, 2024) was 4.18% at September 30, 2025 and 6.16% at December 31, 2024, and consisted of SOFR plus the Company’s credit spread at September 30, 2025 and December 31, 2024, respectively, as determined per the terms of the CSA.

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

At September 30, 2025, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Fixed Charge Coverage Ratio.

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

Due to the expiration of the statutes of limitations for certain jurisdictions, it is reasonably possible that unrecognized tax benefits related to previously filed tax returns may materially change from the amounts recorded as liabilities for uncertain tax positions in the Company’s condensed consolidated financial statements as of September 30, 2025. The Company’s liabilities for uncertain tax positions totaled $17.7 million as of September 30, 2025, compared to $18.1 million as of December 31, 2024. Approximately $0.4 million of these liabilities are expected to be resolved within the next twelve months due to statute expirations. These amounts, if recognized, would reduce the Company’s effective tax rate.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes. For the nine months ended September 30, 2025 and 2024, the Company recognized $0.2 million in each period, in interest and penalties in the condensed consolidated statements of operations. As of September 30, 2025, the Company had accrued approximately $1.4 million for the payment of interest and penalties, compared to $1.2 million as of  December 31, 2024. These amounts are included in liability for uncertain tax positions in the condensed consolidated balance sheets.

On July 4, 2025, the United States Congress enacted The One Big Beautiful Bill Act (the “Act”) which includes several significant corporate provisions, including the restoration of 100% bonus depreciation; the immediate expensing of domestic research and experimentation expenditures; modifications to the Section 163(j) interest limitations; and updates to the rules for global intangible low-taxes income and foreign-derived intangible income.

Election to Expense Domestic Research and Experimentation Costs

In accordance with the requirements of Section 174 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), effective for the years beginning after December 31, 2021, taxpayers are required to capitalize and amortize domestic research and experimentation ("R&E") expenditures over a five-year period.  During the three months ended September 30, 2025, the Company elected, pursuant to provisions issued under the Act to expense over two years the prior year capitalization of domestic R&E.

As a result of this election, the Company recognized an accelerated deduction for previously capitalized R&E expenditures incurred in the prior year, resulting in a reduction in taxable income for the current period of approximately $8.5 million. The Company’s deferred tax assets reflect the impact of the election, and the Company believes it is more likely than not that its deferred tax assets will be realized, based on the Company’s forecasted taxable income.

13.	RETIREMENT, SAVINGS AND DEFERRED COMPENSATION PLANS

The Company maintains the Bel Fuse Inc. Employees’ Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code. The expense for the three months ended September 30, 2025 and 2024 amounted to $0.3 million in each period. The expense for the nine months ended September 30, 2025 and 2024 amounted to 1.2 million in each period. The Company’s matching contribution is made in the form of Bel Class A common stock. As of September 30, 2025, the plan owned 238,062 and 47,641 shares of Bel Class A and Class B common stock, respectively.

The Company also maintains a Nonqualified Deferred Compensation Plan (the "DCP"). With certain exceptions, the Company's contributions to the DCP are discretionary and become fully vested by the participants upon reaching age 65. The expense for the three months ended September 30, 2025 and 2024 amounted to less than $0.1 million during each period. The expense for the nine months ended  September 30, 2025 and 2024 amounted to $0.1 million during each period. As the plan is fully funded, the assets and liabilities related to the DCP were in equal amounts of $1.7 million at  September 30, 2025 and $1.3 million at  December 31, 2024. These amounts are included in other assets and other liabilities, respectively, on the accompanying condensed consolidated balance sheets as of each date.

The Company’s subsidiaries in Asia maintain a retirement fund that covers substantially all Hong Kong-based full-time employees. Retirement fund expense for the three months ended  September 30, 2025 was $0.1 million, compared to less than $0.1 million for the three months ended  September 30, 2024. For the nine months ended  September 30, 2025 and 2024, the expense amounted to $0.3 million and $0.2 million, respectively.

The Company maintains a SERP, which is designed to provide a limited group of key management and other key employees of the Company with supplemental retirement and death benefits. As discussed in Note 6, "Fair Value Measurements", above, the Company has investments in a rabbi trust which are intended to fund the obligations of the SERP.

The components of SERP expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Service cost	$71	$98	$213	$296
Interest cost	240	225	720	677
Net amortization	(35)	19	(105)	59
Net periodic benefit cost	$276	$342	$828	$1,032

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

The following amounts are recognized net of tax in accumulated other comprehensive loss:

	September 30,	December 31,
	2025	2024
Prior service cost	$74	$132
Net loss	(3,139)	(3,303)
	$(3,065)	$(3,171)

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at  September 30, 2025 and December 31, 2024 are summarized below:

	September 30,	December 31,
	2025	2024

Foreign currency translation adjustment, net of taxes of ($312) at September 30, 2025 and ($312) at December 31, 2024	$(22,328)	$(21,966)
Unrealized gains on interest rate swap cash flow hedge, net of taxes of $0 at September 30, 2025 and $0 at December 31, 2024	1,310	2,729
Unrealized holding gains on marketable securities, net of taxes of ($7) at September 30, 2025 and ($7) at December 31, 2024	21	21
Unfunded SERP liability, net of taxes of $1,159 at September 30, 2025 and $1,183 at December 31, 2024	1,907	1,989

Accumulated other comprehensive loss	$(19,090)	$(17,227)

Changes in accumulated other comprehensive loss by component during the nine months ended September 30, 2025 are as set forth below. All amounts are net of tax:

	Foreign Currency	Unrealized Gains on	Unrealized Holding
	Translation	Interest Rate Swap	Gains on	Unfunded
	Adjustment	Cash Flow Hedge	Marketable Securities	SERP Liability		Total

Balance at December 31, 2024	$(21,966)	$2,729	$21	$1,989		$(17,227)
Other comprehensive loss before reclassifications	(416)	(11)	-	(164)		(591)
Amount reclassified from accumulated other comprehensive loss	54	(1,408)	-	82	(a)	(1,272)
Net current period other comprehensive loss	(362)	(1,419)	-	(82)		(1,863)

Balance at September 30, 2025	$(22,328)	$1,310	$21	$1,907		$(19,090)

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

In connection with the Company's 2014 acquisition of the Power-One Power Solutions business ("Power Solutions") of ABB Ltd ("ABB"), there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or “BPS China”) for the years 2004 to 2006. In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim. In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court’s ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China. An appeal was filed on July 18, 2015 before the Regional Tax Commission of Florence and rejected. On December 5, 2016, the Arezzo Revenue Agency filed an appeal with the Supreme Court and BPS China filed a counter-appeal on January 4, 2017. The Supreme Court rendered a judgment against BPS China in March 2024. BPS China filed an appeal in July 2024. The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying condensed consolidated balance sheets at  September 30, 2025 and  December 31, 2024. As Bel is entitled to be fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying condensed consolidated balance sheets at  September 30, 2025 and  December 31, 2024.

In connection with the Company's 2021 acquisition of EOS Power ("EOS"), there is an ongoing claim asserted with respect to EOS by the Principal Commissioner of Customs (Preventive), Mumbai related to customs duties and imposed fines and penalties dating back to 1994. The original demand was in the amount of approximately $1.4 million, of which EOS has paid $0.5 million. EOS filed an Appeal in 2016 which is pending with the Customs, Excise and Service Tax Appellate Tribunal in Mumbai related to the $0.9 million balance of the original demand net of EOS' payment. As part of the EOS acquisition agreement entered into in March 2021, the Company is entitled to be indemnified for this matter for a period of 7 years from the acquisition date. The Company is unable to determine at this time what amount, if any, may ultimately be due in connection with this claim. As such, no estimate was accrued as of  September 30, 2025.

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

The Company operates in one industry with three reportable operating segments, which represent the Company's three product groups, consisting of Power Solutions and Protection, Connectivity Solutions and Magnetic Solutions. The primary criteria by which financial performance is evaluated and resources are allocated are revenue and gross profit. The following is a summary of key financial data:

	Three Months Ended September 30, 2025
	Power Solutions	Connectivity	Magnetic
	and Protection	Solutions	Solutions	Corporate/Other	Total
Net sales	$94,406	$61,870	$22,704	$-	$178,980
Cost of sales	54,907	36,935	16,109	(111)	107,840
Gross profit	39,499	24,935	6,595	111	71,140
Gross profit %	41.8%	40.3%	29.0%	nm	39.7%
Research and development costs					7,549
Selling, general and administrative expenses					32,804
Restructuring charges					219
Gain on sale of property					(1,626)
Earnout liability adjustment					1,857
Interest expense					3,630
Interest income					(238)
Other income/expense, net					(1,058)
Earnings before provision for income taxes					$28,003

Other Segment Disclosures:
Total Assets	$654,182	$184,840	$53,736	$60,046	$952,804
Capital Expenditures	487	1,279	48	46	1,860
Depreciation and Amortization Expense	4,510	1,760	238	144	6,652
Interest Expense	46	-	(7)	3,591	3,630

	Three Months Ended September 30, 2024
	Power Solutions	Connectivity	Magnetic
	and Protection	Solutions	Solutions	Corporate/Other	Total
Net sales	$48,680	$55,715	$19,243	$-	$123,638
Cost of sales	29,513	35,310	13,998	140	78,961
Gross profit	19,167	20,405	5,245	(140)	44,677
Gross profit %	39.4%	36.6%	27.3%	nm	36.1%
Research and development costs					5,443
Selling, general and administrative expenses					26,700
Restructuring charges					1,087
Interest expense					414
Interest income					(1,480)
Other income/expense, net					1,325
Earnings before provision for income taxes					$11,188

Other Segment Disclosures:
Total Assets	$189,091	$232,572	$57,832	$104,922	$584,417
Capital Expenditures	1,082	2,073	182	291	3,628
Depreciation and Amortization Expense	1,583	1,735	190	128	3,636
Interest Expense	127	6	-	281	414

	Nine Months Ended September 30, 2025
	Power Solutions	Connectivity	Magnetic
	and Protection	Solutions	Solutions	Corporate/Other	Total
Net sales	$264,259	$171,802	$63,456	$-	$499,517
Cost of sales	153,029	104,463	45,902	1,081	304,475
Gross profit	111,230	67,339	17,554	(1,081)	195,042
Gross profit %	42.1%	39.2%	27.7%	nm	39.0%
Research and development costs					22,875
Selling, general and administrative expenses					93,225
Restructuring credits					(2,434)
Gain on sale of property					(5,701)
Earnout liability adjustment					1,857
Interest expense					11,775
Interest income					(777)
Other income/expense, net					(11,265)
Earnings before provision for income taxes					$85,487

Other Segment Disclosures:
Total Assets	$654,182	$184,840	$53,736	$60,046	$952,804
Capital Expenditures	4,258	4,043	222	55	8,578
Depreciation and Amortization Expense	13,503	5,279	729	425	19,936
Interest Expense	246	3	(7)	11,533	11,775

	Nine Months Ended September 30, 2024
	Power Solutions	Connectivity	Magnetic
	and Protection	Solutions	Solutions	Corporate/Other	Total
Net sales	$167,478	$167,822	$49,633	$-	$384,933
Cost of sales	95,059	105,287	37,772	664	238,782
Gross profit	72,419	62,535	11,861	(664)	146,151
Gross profit %	43.2%	37.3%	23.9%	nm	38.0%
Research and development costs					16,652
Selling, general and administrative expenses					75,785
Restructuring charges					1,790
Interest expense					1,263
Interest income					(3,741)
Other income/expense, net					(21)
Earnings before provision for income taxes					$54,423

Other Segment Disclosures:
Total Assets	$189,091	$232,572	$57,832	$104,922	$584,417
Capital Expenditures	2,363	4,723	375	445	7,906
Depreciation and Amortization Expense	4,686	5,112	598	363	10,759
Interest Expense	410	64	-	789	1,263

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

We operate through three product group segments. In the nine months ended September 30, 2025, 53% of our revenues were derived from Power Solutions and Protection, 34% from our Connectivity Solutions and 13% from our Magnetic Solutions operating segment.

Our operating expenses are driven principally by the cost of labor where the factories that we use are located, the cost of the materials that we use and our ability to effectively and efficiently manage overhead costs. As labor and material costs vary by product line and region, any significant shift in product mix can have an associated impact on our costs of sales. Costs are recorded as incurred for all products manufactured. Such amounts are determined based upon the estimated stage of production and include materials, labor cost and fringes and related allocations of factory overhead. Our products are manufactured at various facilities in the United States, Mexico, Dominican Republic, United Kingdom, Slovakia, Israel, India and the PRC.

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

Key Factors Affecting our Business

We believe that in addition to recent global tariffs and inflationary pressures on the costs of goods and services in general, and ongoing conflicts/political unrest including in or near the countries in which Bel operates, the key factors affecting and/or potentially affecting our results for the nine months ended September 30, 2025 and/or future results include the following:

•

Acquisition of Enercon - In November 2024, Bel acquired an 80% stake in Enercon. As a result, we will benefit from a full year of Enercon's sales in 2025 within our Power Solutions and Protection segment. Enercon is a global supplier of power supplies primarily into defense markets, and its sales and results of operations may vary depending on government spending on defense.

•

Backlog – Our backlog of orders amounted to $415 million at September 30, 2025, an increase of $33 million, or 9%, from December 31, 2024. From year-end 2024 to September 30, 2025, we experienced a 6% rise in backlog within our Power Solutions and Protection segment, a 15% increase in our Magnetic Solutions segment and a 13% increase within our Connectivity Solutions segment. Factors that could cause the Company to fail to ship all such orders include unanticipated supply difficulties, changes in customer demand and new customer designs. Due to these factors, backlog may not be a reliable indicator of the timing of future sales. The preceding two sentences regarding the Company’s backlog contain Forward-Looking Statements. See "Cautionary Notice Regarding Forward-Looking Information."

•

Product Mix – Material and labor costs vary by product line, and any significant shift in product mix between higher- and lower-margin product lines will have a corresponding impact on our gross margin percentage. In general, our Power products have historically had the highest contribution margins among our three product groups, due to a favorable product mix offset by higher-cost bill-of-materials. Connectivity products have traditionally high contribution margins given the harsh environment and high-reliability nature of these products and the end markets they serve. Our Magnetic Solutions products are more labor-intensive, and their margins are more heavily impacted by minimum and market-based wage increases in the PRC and by fluctuations in foreign exchange rates between the U.S. dollar and the Chinese renminbi. Fluctuations in revenue volume among our product groups will have a corresponding impact on our profit margins. See "Results of Operations - Summary by Operating Segment - Revenue and Gross Margin" below for further details.

•

Pricing and Availability of Materials – Raw material pricing has somewhat stabilized since 2024, though costs remain elevated. Supply constraints for key components like capacitors, resistors, and integrated circuits ("ICs") have eased, with suppliers meeting delivery deadlines more consistently despite extended lead times. Metal commodity prices, particularly gold and copper, continue to impact cost structures and supplier pricing. Regulatory changes including but not limited to trade restrictions affecting suppliers in the PRC have previously and could in future disrupt our supply chain, leading to limited access to certain parts and suppliers, increased costs, shortages, or other adverse impacts on our business and operating results. Additionally, tariffs imposed by the U.S. or foreign governments on imports and exports could reduce margins or increase prices, potentially decreasing customer demand. See "Global Tariffs" below. The preceding discussion in this paragraph contains Forward-Looking Statements. See "Cautionary Notice Regarding Forward-Looking Information."

•

Global Tariffs – On April 5, 2025, the Trump Administration enacted reciprocal tariffs on U.S. imports from a number of countries in which Bel’s manufacturing sites and/or suppliers are located. We currently estimate, based on information available today and our sales patterns at the present time, that approximately 75% of our global sales are not currently subject to these newly-enacted U.S. tariffs as the goods are either manufactured outside the U.S. and shipped to a customer who is located outside the U.S. or the goods are manufactured within the U.S. for local consumption. Of the approximately 25% of our consolidated global sales that we estimate are currently subject to the new tariffs, the countries of origin are the PRC (approximately 10% of Bel’s global sales), Israel (8%), Slovakia (3%), Dominican Republic (1.5%), and other countries that each represent less than 1% of our U.S. imports. Imports into the U.S. from Mexico are currently exempt from tariffs as our products fall within the scope of the United States-Mexico-Canada Agreement (USMCA) as presently in force and are therefore not included in the aforementioned 25%. While global tariffs did not have a material financial impact on our third quarter 2025 financial results, we continue to closely monitor the evolving tariff landscape and are assessing possible alternatives aimed at potentially mitigating the impact of tariffs on Bel and our customers. The imposition of tariffs on our U.S. imports could result in reduced demand for our products and/or higher material costs. Our future sales and/or gross margins could be impacted as a result. The preceding discussion of “Global Tariffs” contains Forward-Looking Statements, including our estimates regarding our approximation of our global sales subject to the new tariffs, statements about the possible effects and impacts of tariffs, and statements about our present plans and intentions in connection therewith or in response thereto. See "Cautionary Notice Regarding Forward-Looking Information."

•

Labor Costs – Labor costs represented 7.8% of revenue during the first nine months of 2025, remaining flat when compared to the same period in 2024. Minimum wage increases took effect in 2025 in Slovakia, China, Dominican Republic and Mexico, which are expected to increase our annual labor costs by $1.8 million in the aggregate, though these higher costs due to the minimum wage increases to date have been largely offset by consolidated Bel revenue increase. These increases are expected to have in the future, along with any future upward wage adjustments,  an unfavorable impact on profit margins. The foregoing statements regarding labor costs, including without limitation statements about anticipated future wage increase enactments and statements about estimated costs including projected impact of the wage increases, constitute Forward-Looking Statements. See "Cautionary Notice Regarding Forward-Looking Information" for details.

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

•

Impact of Foreign Currency – During the nine months ended September 30, 2025, labor and overhead costs increased by approximately $0.1 million compared to the same period in 2024, primarily due to unfavorable foreign exchange rates involving the Israeli shekel and the euro. Specifically, the appreciation of the Israeli shekel and euro against the U.S. dollar resulted in higher labor and overhead costs of $1.0 million and $0.3 million, respectively. These increases were partially offset by cost savings from the depreciation of the Mexican peso ($1.0 million) and Chinese renminbi ($0.2 million). We recognized a foreign exchange transactional gain of $11.6 million during this period, mainly due to currency spot rate fluctuations when translating balance sheet accounts as of September 30, 2025, versus December 31, 2024. As a U.S.-domiciled company, our foreign currency-denominated financial results are translated into U.S. dollars, and exchange rate fluctuations can impact our consolidated statements of operations and cash flows. We continuously monitor foreign currency movements and may utilize forward contracts or implement pricing actions to mitigate the impact of currency fluctuations on our operating results. The preceding discussion contains Forward-Looking Statements. See "Cautionary Notice Regarding Forward-Looking Information."

•

Effective Tax Rate – Our effective tax rate will fluctuate based on the geographic regions in which our pretax profits are earned. Of the geographic regions in which we operate, the U.S. and Europe’s tax rates are generally comparable while Asia has the lowest tax rates of our three geographical regions. See Note 12, “Income Taxes”.

Results of Operations - Summary by Operating Segment

Revenue and Gross Margin

Our revenue and gross margin by operating segment for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	Revenue		Gross Margin		Revenue		Gross Margin
	2025	2024	2025	2024	2025	2024	2025	2024
Power solutions and protection	$94,406	$48,680	41.8%	39.4%	$264,259	$167,478	42.1%	43.2%
Connectivity solutions	61,870	55,715	40.3%	36.6%	171,802	167,822	39.2%	37.3%
Magnetic solutions	22,704	19,243	29.0%	27.3%	63,456	49,633	27.7%	23.9%
	$178,980	$123,638	39.7%	36.1%	$499,517	$384,933	39.0%	38.0%

Power Solutions and Protection:

Sales of our Power Solutions and Protection products increased by $45.7 million (93.9%) during the three months ended September 30, 2025, compared to the same period in 2024. For the nine months ended September 30, 2025, sales rose by $96.8 million (57.8%) over the first nine months of 2024. This growth was primarily driven by aerospace and defense applications, contributing $34.4 million in Q3 2025 and $99.5 million in the first nine months of 2025. These sectors represent a new end market within Bel’s Power segment, introduced through the acquisition of Enercon in November 2024. Additional contributors to revenue growth included:

●	Networking applications: Up $11.4 million in Q3 2025 and $13.7 million year-to-date 9/30/2025.
●	Fuse products: Up $1.8 million in Q3 2025 and $4.2 million year-to-date 9/30/2025.
●	Consumer applications: Increased by $2.3 million in Q3, but declined by $2.0 million year-to-date 9/30/2025.

These gains were partially offset by declines in several categories:

●	Railway applications: Down $1.0 million in Q3 and $5.7 million year-to-date 9/30/2025.
●	eMobility applications: Down $1.2 million in Q3 and $5.2 million year-to-date 9/30/2025.
●	Other Industrial applications: Down $2.4 million in Q3 and $7.7 million year-to-date 9/30/2025.

The improvement in gross margin for the Power segment in Q3 2025 compared to Q3 2024 was primarily due to increased sales and favorable product mix due to acquisition of Enercon. In the first nine months of 2024, gross margin was higher due to non-recurring items, which were recorded at a 100% gross margin.

Connectivity Solutions:

Sales of Connectivity Solutions products increased by $6.2 million (11.0%) in the third quarter of 2025 compared to the third quarter of 2024, primarily driven by higher volumes in commercial aerospace applications, which grew by $6.3 million (50.5%), and defense applications, which increased by $3.6 million (31.2%). These gains were partially offset by a $1.9 million (9.7%) decline in distribution sales during the same period.

For the nine months ended September 30, 2025, total Connectivity Solutions sales rose by $4.0 million (2.4%) compared to the prior year period, with commercial aerospace up $9.7 million (22.9%) and defense applications up $6.5 million (18.9%). These increases were partially offset by declines in distribution channel sales of $5.4 million (9.4%), with the remaining decrease attributable to industrial applications.

Gross margins for the 2025 periods benefited from an improved product mix, favorable exchange rate fluctuations between the U.S. dollar and Mexican peso, and operational efficiencies resulting from facility consolidations completed in 2024, partially offset by higher wage rates in Mexico.

Magnetic Solutions:

Sales of Magnetic Solutions products increased by $3.5 million (18.0%) in the third quarter of 2025 and $13.8 million (27.9%) during the nine months ended September 30, 2025, compared to the same periods in 2024. This growth was primarily driven by higher demand from networking customers. Gross margin improvements for this product group during the first nine months of 2025 were supported by higher sales, recent facility consolidations in the PRC, effective cost management, and favorable exchange rates between the Chinese renminbi and the U.S. dollar.

Cost of Sales

Cost of sales as a percentage of revenue for the three and nine months ended September 30, 2025 and 2024 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Material costs	32.2%	31.7%	31.2%	29.2%
Labor costs	7.2%	7.8%	7.8%	7.8%
Other expenses	20.8%	24.4%	21.9%	25.0%
Total cost of sales	60.3%	63.9%	61.0%	62.0%

Material costs as a percentage of sales increased during both the three and nine months ended September 30, 2025, compared to the same periods in 2024, primarily due to a shift in production mix driven by higher sales of Power products, which typically have greater material content. Labor costs as a percentage of sales declined in Q3 2025 and were flat for the first nine months of 2025, relative to the comparable 2024 periods, reflecting increased sales and favorable exchange rate fluctuations in the Chinese renminbi and Mexican peso versus the U.S. dollar, partially offset by higher minimum wage rates and unfavorable exchange rate fluctuations in the Israeli shekel.

Other expenses, including fixed costs such as support labor and benefits, depreciation and amortization, and facility costs (rent, utilities, insurance), remained relatively stable aside from the inclusion of Enercon's overhead expenses in the 2025 periods. However, as a percentage of sales, these expenses decreased during the three and nine months ended September 30, 2025, compared to the same periods in 2024, benefiting from higher sales volumes in 2025.

Research and Development ("R&D") Expense

R&D expenses totaled $7.5 million in the third quarter of 2025, up from $5.4 million in the third quarter of 2024, and totaled $22.9 million for the nine months ended September 30, 2025, compared to $16.7 million for the same period in 2024. These increases were primarily driven by the inclusion of Enercon’s R&D costs, which contributed $2.0 million in the third quarter of 2025 and $5.4 million for the nine months ended September 30, 2025.

Selling, General and Administrative Expense (“SG&A”)

SG&A expenses totaled $32.8 million in the third quarter of 2025, an increase of $6.1 million compared to $26.7 million in the third quarter of 2024. For the nine months ended September 30, 2025, SG&A expenses rose to $93.2 million, up from $75.8 million in the same period of 2024. The increase was primarily driven by Enercon's SG&A expenses, which contributed $6.6 million in the third quarter of 2025 and $18.5 million for the nine months ended September 30, 2025. This was partially offset by a $1.0 million reduction in expenses of the legacy Bel business, stemming from lower legal fees during the nine months ended September 30, 2025, compared to the same period in 2024.

Interest Expense

Interest expenses were $3.6 million for the three months ended September 30, 2025 (up from $0.4 million for the same period in 2024) and $11.8 million for the nine months ended September 30, 2025 (up from $1.3 million in the same period of 2024), reflecting increases of $3.2 million and $10.5 million for the three- and nine-month periods, respectively. These increases were primarily driven by higher outstanding borrowings under the Company's Credit Agreement, including those incurred to finance the Enercon acquisition and related costs (refer to Note 3, "Acquisition" for additional details). For further information on the Company's outstanding debt, see "Liquidity and Capital Resources" below and Note 11, "Debt."

Interest Income

Interest income for the three months ended September 30, 2025 was $0.2 million, down from $1.5 million for the same period in 2024. For the nine months ended September 30, 2025, interest income was $0.8 million, down from $3.7 million in the comparable period of 2024. These declines were primarily attributable to reduced investments in U.S. Treasury Bills during the 2025 periods compared to those in 2024.

Other Income (Expense), Net

Other income (expense), net was $1.1 million for the three months ended September 30, 2025, compared to ($1.3) million for the same period in 2024. This year-over-year change was primarily driven by foreign exchange transactional losses of $0.3 million during the three months ended September 30, 2025 compared to a loss of $1.6 million for the same period in 2024, due to fluctuations in spot rates of certain currencies when translating balance sheet accounts as of September 30 of each year. SERP investments resulted in a gain of $0.7 million in the third quarter of 2025 versus a gain of $0.5 million in the third quarter of 2024. Additionally, the Company recorded losses of $0.3 million and $0.2 million associated with its investment in innolectric during the third quarters of 2025 and 2024, respectively.

For the nine months ended September 30, 2025, other income (expense), net totaled $11.3 million, compared to less than $0.1 million for the same period in 2024. This change was largely driven by foreign exchange transactional gains of $11.6 million during the nine months ended September 30, 2025, resulting from currency spot rate fluctuations when translating balance sheet accounts as of September 30, 2025, compared to December 31, 2024. This compares to foreign exchange transactional losses of $1.3 million recorded during the nine months ended September 30, 2024. SERP investment market fluctuations resulted in a gain of $1.1 million during the nine months ended September 30, 2025 period versus a gain of $1.3 million during the same period in 2024. Losses from the Company’s investment in innolectric totaled $0.4 million for the nine months ended September 30, 2025, compared to $0.3 million for the same period in 2024.

Provision for Income Taxes

The Company’s effective tax rate will fluctuate based on the geographic regions in which the pretax profits are earned. Among the jurisdictions where the Company operates, the U.S. and Europe’s tax rates are generally comparable, while Asia has the lowest tax rates. See Note 12, “Income Taxes”.

For the three months ended September 30, 2025, the provision for income taxes was $5.4 million, compared to $3.1 million for the same period in 2024.  Earnings before income taxes for the three months ended September 30, 2025, increased by $16.8 million compared to the same period in 2024, primarily due to higher income worldwide. The Company’s effective tax rate for the three months ended September 30, 2025, was 19.5%, compared to 27.8% for the same period in 2024. The decrease in the effective tax rate was primarily driven by a decrease in tax expense relating to prior period accruals, offset by an increase in taxes related to income from foreign subsidiaries taxed in the U.S. as part of the Tax Cuts and Jobs Act. See Note 12, “Income Taxes.”

For the nine months ended September 30, 2025, the provision for income taxes was $17.8 million, compared to $11.7 million for the same period in 2024. Earnings before income taxes for the nine months ended September 30, 2025, increased by $31.1 million compared to the same period in 2024, primarily due to higher income worldwide. The Company’s effective tax rate for the nine months ended September 30, 2025, was 20.8% compared to 21.4% for the same period in 2024. The decrease in the effective tax rate was attributable to the same factors noted above, as well as a decrease in tax expense relating to valuation allowances. See Note 12, “Income Taxes”.

Liquidity and Capital Resources

Our principal sources of liquidity include $57.7 million of cash and cash equivalents at September 30, 2025, cash provided by operating activities and borrowings available under our credit facility. We expect to use this liquidity for operating expenses, investments in working capital, capital expenditures, interest, taxes, lease and purchase obligations, pension benefit obligations, dividends, purchases of common stock under our Repurchase Program, and debt obligations and other long-term liabilities. Our liquidity may also be utilized to fund potential acquisitions in future periods, as well as potential future cash requirements related to the Enercon acquisition, including potential Earnout Payments that may become due and the put-call options under the Enercon shareholders’ agreement, pursuant to which Bel has the current intention to purchase the remaining 20% interest by early 2027. See the “Liquidity and Capital Resources” discussion appearing in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, both in the next twelve months and in the longer term.

Cash Flow Summary

During the nine months ended September 30, 2025, our cash and cash equivalents decreased by $10.5 million.  This decrease was primarily due to the following:

•	net repayments of long-term debt of $62.5 million;
•	dividend payments of $2.5 million;
•	purchases of property, plant and equipment of $8.6 million; and
•	deferred financing costs of $0.7 million; partially offset by
•	net cash provided by operating activities of $51 million;
•	proceeds from sale of property of $7.8 million; and
•	proceeds from held to maturity securities of $1.0 million.

During the nine months ended September 30, 2025, our accounts receivable increased by $13.1 million due to higher sales volume in the third quarter of 2025 as compared to the fourth quarter of 2024. Days sales outstanding (DSO) was 65 days at September 30, 2025 and 68 days at December 31, 2024. Inventory increased by $1.7 million at September 30, 2025 compared to December 31, 2024, primarily driven by an increase in raw materials and work in progress, partially offset by a decline in finished goods. Inventory turns were 2.4 at September 30, 2025 as compared to 2.1 at December 31, 2024.

Cash and cash equivalents, held to maturity U.S. Treasury securities and accounts receivable comprised approximately 19.3% and 19.0% of our total assets at September 30, 2025 and at December 31, 2024, respectively. Our current ratio (i.e., the ratio of current assets to current liabilities) was 3.1 to 1 at September 30, 2025 and 2.9 to 1 at December 31, 2024. At September 30, 2025 and December 31, 2024, $46.5 million and $48.4 million, respectively (or 81% and 71%, respectively), of our cash and cash equivalents was held by our foreign subsidiaries. We repatriated $24.5 million of funds from outside of the U.S. during the nine months ended September 30, 2025. We continue to analyze our global working capital and cash requirements and the potential tax liabilities attributable to further repatriation, and we have yet to make any further determination regarding repatriation of funds from outside the U.S. to fund our U.S. operations in the future. In the event these funds were needed for our U.S. operations, we would be required to accrue and pay U.S. state taxes and any applicable foreign withholding taxes to repatriate these funds.

Future Cash Requirements

We expect foreseeable liquidity and capital resource requirements in the ordinary course to be met through existing cash and cash equivalents and anticipated cash flows from operations, as well as borrowings available under our revolving credit facility, if needed. Our material cash requirements arising in the normal course of business are outlined in Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There were no material changes to our future cash requirements during the nine months ended September 30, 2025.

Credit Facility

The Company had $175 million of available borrowings under its revolving credit facility at September 30, 2025, as further described below and in Note 11, "Debt". There are no mandatory principal payments due on the credit facility borrowings during 2025. The current balance of $225 million is due upon expiration of the credit facility on September 1, 2028. Anticipated interest payments due amount to $36.6 million, of which $3.2 million is expected to be paid in 2025 based on our debt balance and interest rate in place at September 30, 2025. At September 30, 2025, we were in compliance with our debt covenants, including the most restrictive covenant, the Fixed Charge Coverage Ratio. The unused credit available under the credit facility at September 30, 2025 was $175 million, all of which we had the ability to borrow without violating our Leverage Ratio covenant based on our existing consolidated EBITDA.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates, changes in interest rates associated with its long-term debt and fluctuations in commodity prices. Under the Company’s risk management strategy, the Company periodically uses foreign currency forward contracts to manage its short-term exposures to fluctuations in operational cash flows resulting from changes in foreign currency exchange rates. To partially mitigate risks associated with the variable interest rates on revolver borrowings under the Company's credit agreement (see Note 11, “Debt”, to the condensed consolidated financial statements herein, and Note 11, “Debt”, to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024), the Company maintains two pay-fixed, receive-variable interest rate swap agreements with two multinational financial institutions (see Note 10, “Derivative Instruments and Hedging Activities”, to the condensed consolidated financial statements herein, and Note 13, “Derivative Instruments and Hedging Activities”, to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024). The Company’s primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk and interest rate risk, when deemed appropriate. The Company enters into these contracts in the normal course of business to mitigate risks and not for speculative purposes. The Company utilizes various metals in the production of its products, including copper, zinc, tin, gold, and silver. Fluctuations in the prices of these and other commodities can lead to significantly higher production costs. The Company believes it has adequate primary and secondary sources for each of its key materials. While facing potential volatility in metal prices and anticipating increased material costs, the Company actively monitors these risks. To mitigate any possible negative impacts from these changes, it has implemented and may continue to implement various strategies, including price adjustments and productivity improvements. There have not been any material changes with regard to market risk during the nine months ended September 30, 2025. Refer to Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” herein, and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion of market risks.

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

Changes in global tariff policies and international trade relations could materially and adversely affect our global business, financial condition and results of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 21, 2024, the Company’s Board of Directors authorized and the Company publicly announced a $25.0 million share repurchase program (the “Repurchase Program”). The Repurchase Program authorizes the repurchase of up to $25.0 million of shares of outstanding Class A Common Stock and Class B Common Stock. The aggregate $25.0 million authorized for repurchases under the Repurchase Program has been suballocated for purchases of Class A shares and Class B shares in portions of $4.0 million and $21.0 million, respectively, prorated to take into account the number of outstanding shares of each respective class at the time of such authorization. Shares of Common Stock may be repurchased pursuant to the Repurchase Program in open market, privately negotiated or block transactions or otherwise from time to time, depending upon market conditions and other factors, and in accordance with applicable law and regulations. The Repurchase Program has no expiration date. The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares, and the Repurchase Program may be suspended or terminated at any time. As of September 30, 2025 the program-to-date repurchases amounted to 26,326 Class A shares at an aggregate purchase price of $1.9 million and 235,821 Class B shares at an aggregate purchase price of $14.1 million. There were no repurchases of our equity securities during the three or nine months ended September 30, 2025 under the Repurchase Program or otherwise. Under the existing authorization for the Repurchase Program described above, of the aggregate amount initially authorized for repurchases, approximately $2.1 million of Class A shares and $6.9 million of Class B shares remain that may yet be purchased under this program as of September 30, 2025.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended  September 30, 2025, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

BEL FUSE INC.
(Registrant)

Date: November 4, 2025	By:	/s/ Farouq Tuweiq
Farouq Tuweiq
President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2025	By:	/s/ Lynn Hutkin
Lynn Hutkin
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)