Form 10-K
period 2025-12-31
BEL FUSE INC /NJ
filed 2026-02-24
CIK 729580

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers and directors) of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2025) was approximately $1.2 billion based on the closing sale price as reported on the NASDAQ Global Select Market.

Title of Each Class	Number of Shares of Common Stock Outstanding as of January 31, 2026
Class A Common Stock	2,115,263
Class B Common Stock	10,541,050

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Bel Fuse Inc.'s Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K, which Definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

The terms the "Company," "Bel," "we," "us," and "our" as used in this Annual Report on Form 10-K (this "Form 10-K" or this "Annual Report on Form 10-K") refer to Bel Fuse Inc. and its consolidated subsidiaries unless otherwise specified.

The Company's consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in Item 1A of this Form 10-K, and the risk factors described in our other reports and documents filed from time to time with the Securities and Exchange Commission (the "SEC"). As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, operating results, and common stock prices. Furthermore, this document and other reports and documents filed by the Company with the SEC contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements") with respect to the business of the Company. Forward-Looking Statements are necessarily subject to risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from these statements. Forward-Looking Statements can be identified by such words as "anticipates," "believes," "plan," "assumes," "forecasts," "project," "could," "should," "estimates," "expects," "intends," "potential," "seek," "predict," "may," "will" and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are Forward-Looking Statements.

These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1A of this Form 10-K, and the risk factors described in our other reports and documents filed from time to time with the SEC, which could cause actual results to differ materially from these Forward-Looking Statements. Any Forward-Looking Statements are qualified in the entirety by reference to such risk factors discussed throughout this Form 10-K and as described in our other reports and documents filed from time to time with the SEC. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the Forward-Looking Statements include but are not limited to:

●	the market concerns facing our customers, and risks for the Company’s business in the event of the loss of certain substantial customers;
●	the continuing viability of sectors that rely on our products;
●	the effects of business and economic conditions, and challenges impacting the macroeconomic environment generally and/or our industry in particular;
●	the effects of rising input costs, and cost changes generally, including the potential impact and effects of inflationary pressures;
●	difficulties associated with integrating previously acquired companies, including any unanticipated difficulties relating to Bel’s November 2024 acquisition of its majority 80% owned subsidiary Enercon Technologies, Ltd. (“Enercon”), and including, without limitation, the risk that Bel is unable to integrate the Enercon business successfully or difficulties that result in the failure to realize anticipated strategic and revenue opportunities within the expected time period (if at all);
●	the possibility that Bel’s intended acquisition of the remaining 20% stake in Enercon is not completed in accordance with the shareholders agreement as contemplated for any reason, and any resulting disruptions that may result to Bel’s business and our currently 80% owned Enercon subsidiary as a result thereof;
●	trends in demand which can affect our products and results, including that demand in Enercon’s end markets can be cyclical, impacting the demand for Enercon’s products, which could be materially adversely affected by reductions in defense spending;
●	capacity and supply constraints or difficulties, including supply chain constraints or other challenges;
●	the impact of public health crises including potential future outbreaks, epidemics or pandemics;
●	difficulties associated with the availability of labor, and the risks of any labor unrest or labor shortages;
●

risks associated with our international operations, including our substantial manufacturing operations in the People's Republic of China (the "PRC"), and following Bel’s acquisition of Enercon which closed in November 2024, risks associated with operations in Israel, which may be adversely affected by political or economic instability, military activity, major hostilities or acts of terrorism in the region;

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

(i)

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

On November 14, 2024, the Company closed on the acquisition of its majority 80% stake in Enercon Technologies, Ltd. (“Enercon”) pursuant to the terms of the Share Purchase Agreement, dated as of September 19, 2024 (the “Purchase Agreement”), by and among the Company, Enercon, and FF3 Holdings, L.P., for itself and as Sellers’ Representative (“FF3”), and each of the other seller parties signatory thereto (collectively with FF3, the “Sellers”). Enercon is a leading supplier of highly customized power conversion and networking solutions to aerospace and defense markets globally, providing robust and reliable solutions across air, land and sea applications. Enercon is based in Netanya, Israel with additional facilities in New Hampshire, U.S. and Haryana, India. The Enercon business is part of Bel’s Power Solutions and Protection group. At the closing, Bel paid an aggregate of approximately $325.6 million in cash in respect of the cash purchase price (after giving effect to estimated adjustments taken at closing including for Enercon’s cash, indebtedness, net working capital and unpaid transaction costs, and subject to further adjustment post-closing). Bel funded the closing of the transaction through cash on hand of approximately $85.6 million and with approximately $240 million provided through incremental borrowings under the Company’s revolving credit facility. Pursuant to the transaction documents, Bel may acquire the remaining 20% stake in Enercon and has the current intention to so purchase such remaining interest by early 2027 in accordance with the terms and subject to the conditions of a shareholders’ agreement, which was also entered into on November 14, 2024. The preceding statement regarding Bel’s intention to purchase the remaining interest in Enercon represents a Forward-Looking Statement. See "Cautionary Notice Regarding Forward-Looking Information." See Note 3, “Acquisition” for further details about the Enercon acquisition.

On February 1, 2023, Bel closed on an €8.0 million (approximately $8.8 million as of the February 2023 closing) noncontrolling (one-third) investment in innolectric AG ("innolectric"), a Germany-based business in the field of on-board charging for eMobility applications. This passive investment was intended to create a strategic alliance that is focused on Electric Vehicles (“EV”) on-board power electronics, and in particular next generation fast-charging technology. The innolectric investment has been part of Bel's Power Solutions and Protection group. See Note 2, “Investment and Impairment in Innolectric” for further information on the current status of the Company’s investment in innolectric.

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

Products

The Company primarily generates revenue through the sale of its products. Bel offers a broad array of product offerings, which are grouped as follows: Power Solutions & Protection (53% of net sales in 2025), Connectivity Solutions (34% of net sales in 2025) and Magnetic Solutions (13% of net sales in 2025). While there are key customers and end markets within each of the three product groups, there were no direct customers who accounted for more than 10% of our consolidated net sales in 2025. Our diverse product mix and customer base minimizes our dependence on any one customer or end market.

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

Independent sales representatives and authorized distributors are overseen by the Company's sales management personnel located throughout the world. As of December 31, 2025, we had a sales and support staff of approximately 212 people that supported a network of sales representative organizations and non-exclusive distributors. We have written agreements with all our sales representative organizations and most of our major distributors. These written agreements, terminable on short notice by either party, are standard in the industry.

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

Trends in Market Demand

Product orders, or bookings, received during 2025 amounted to $732.9 million, a 75.8% increase from 2024. By product group, orders received for our Power Solutions and Protection products amounted to $379.9 million in 2025, a 172% increase from 2024, largely due to increased demand from our networking and aerospace and defense customers. Orders received for our Connectivity Solutions products were $253.8 million in 2025, 19.7% higher than in 2024, primarily as a result of increased demand from our commercial aerospace and defense customers. Bookings for our Magnetic Solutions products increased by 52.8% from 2024 to $99.3 million in 2025, largely due to increased demand from our networking customers.

Backlog of Orders

We typically manufacture products against firm orders and projected usage by customers. Cancellation and return arrangements are either negotiated by us on a transactional basis or contractually determined. We estimate the value of the backlog of orders as of January 31, 2026 to be approximately $452.2 million as compared with a backlog of $388.1 million as of January 31, 2025. Management estimates that approximately 80%-85% of the Company's backlog as of January 31, 2026 will be shipped by December 31, 2026. Factors that could cause the Company to fail to ship all such orders by year-end include unanticipated supply difficulties, changes in customer demand and new customer designs. Due to these factors, backlog may not be a reliable indicator of the timing of future sales. The preceding statements regarding the Company’s backlog, including but not limited to estimates and anticipated timing of shipping, represent Forward-Looking Statements. See "Cautionary Notice Regarding Forward-Looking Information."

Research and Development ("R&D")

Our engineering groups are strategically located around the world to facilitate communication with and access to customers' engineering personnel. This collaborative approach enables partnerships with customers for technical development efforts. The global capabilities and collaborative approach allow Bel to develop leading edge technological products that support highly complex and evolving markets such as defense, commercial aerospace, eMobility, cloud computing, and others. On occasion, we execute non-disclosure agreements with customers to help develop proprietary, next generation products intended for rapid deployment. We also sponsor membership in technical organizations that allow our engineers to participate in developing standards for emerging technologies. It is management's opinion that this participation is critical in establishing credibility and a reputable level of expertise in the marketplace, as well as positioning the Company as an industry leader in new product development.

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

With respect to those items which are purchased from single sources, we believe that comparable items would be available in the event that there was a termination of our existing business relationship with any such supplier. While such a termination could produce a disruption in production, we believe that the termination of business with any one of our suppliers would not have a material adverse effect on our long-term operations. Actual experience could differ materially from this belief as a result of a number of factors, including the time required to locate an alternative supplier, and the nature of the demand for our products. Sharp increases in metal commodity prices, particularly Gold (Au), Silver (Ag) and Copper (Cu) over the past few years continue to impact cost structures and supplier pricing. Even though we may have more than one supplier for certain materials, it is possible that these materials may not be available to us in sufficient quantities or at the times desired by us. In the event that economic conditions have a negative impact on the financial condition of our suppliers, this may impact the availability and cost of our raw materials.

Intellectual Property

We have acquired or been granted a number of patents in the U.S., Europe and Asia and have additional patent applications pending relating to our products. Our U.S. design patents have a life of 15 years and our U.S. utility patents have a life of 20 years from filing of patent applications. Our existing patents expire on various dates through July 2041. It is management's opinion that the successful continuation and operation of our business does not depend upon the ownership of patents or the granting of pending patent applications, but upon the innovative skills, technical competence and marketing and managerial abilities of our personnel.

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

Seasonality

In the PRC, the availability of labor is cyclical and is significantly affected by the migration of workers in relation to the annual Lunar New Year holiday. Each year following the Lunar New Year holiday, we must assess the worker return rate and whether it is adequate to meet the needs of current demand from our customers. Accordingly, we must continually recruit and train new workers to replace those lost to attrition each year and to address peaks in demand that may occur from time to time. This temporary setback in production has historically resulted in our first quarter sales being the lowest sales quarter of the year. Further, recruiting and training efforts and related inefficiencies, as well as overtime required to meet demand, can add volatility to the costs incurred by the Company for labor in the PRC, primarily during the first quarter of the year.

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

Our Human Capital Strategy is built around four areas:

Extraordinary Performance

Our associates are a critical driver of Bel’s global business results. On December 31, 2025, Bel employed approximately 4,964 associates, almost all of which are full-time, across 15 countries, with 32% located within North America. Outside of the United States, our largest employee populations were located within the PRC, Mexico, Slovakia, the Dominican Republic, Israel, India and the United Kingdom. We regularly monitor various key performance indicators around the key human capital priorities of attracting, retaining, and engaging our global talent. In addition, we enable the execution of our strategic priorities by providing all associates with access to training and development opportunities to improve critical skill sets.

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

Bel has measured the impact of its operations on the environment and has utilized these measurements to establish reduction goals and related initiatives throughout the global organization. Today we have 15 manufacturing facilities of various sizes and five of them are ISO 14001 certified and represent 63% of our manufacturing footprint. These five sites have been measuring their consumption levels of natural gas, electricity and water and have targets in place for reducing consumption and waste and improving recycling efforts. For the rest of our manufacturing sites, we intend to follow an approach comparable to the template laid out with these five as we begin the process of better understanding our impact.

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

2025 Charitable Contribution Program:

Bel maintains a Company-wide Charitable Contribution Program to ensure consistency and drive our corporate values across the organization. The social program is also in alignment with our Core Value of Community Engagement and directly reflects the ambitions of our ESG initiative to support the global communities within which we operate. In 2025, the program resulted in contributions of more than $131,000 to 54 local charities across 11 countries. There was a matching program for the organizations selected and associates who donated. In addition, associates volunteered 7,900 hours to support their local communities, an increase from the 6,007 volunteer hours in 2024.

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

Our strategy also focuses on the reduction of selling, general and administrative expenses through the integration or elimination of redundant sales facilities and administrative functions at acquired companies. If we are unable to achieve our expectations with respect to our acquisitions, such inability could have a material and adverse effect on our results of operations. If the acquisitions fail to perform up to our expectations, or if there is a weakening of economic conditions, we could be required to record impairment charges on the goodwill and/or other assets associated with our acquisitions. In November 2025, we concluded that an impairment charge was required in connection with our noncontrolling minority investment in innolectric, a Germany-based e-Mobility technology company, and related party notes receivable, recording in Q4-25 a pre-tax impairment charge of $13.1 million representing the full impairment  and write-down of our investment in innolectric and the related notes receivable, with no value attributable to such items reflected on our consolidated balance sheet as of December 31, 2025. The impairment was determined based on indicators of impairment including the cessation of financial support from the majority owner, recent financial performance, changes in market conditions, and other relevant factors affecting innolectric’s business. The future course and full impact of innolectric’s insolvency proceeding remains uncertain, including the impact thereof upon our investment in innolectric and related notes receivable, which may include potential full loss of our investment and related notes receivable. However, we currently do not expect any future recovery through innolectric’s insolvency process. Our business, including in connection with any future acquisitions or investments, may experience similar challenges from time to time, and which could have a material adverse effect on our financial position and results of operations.

We may not realize the anticipated strategic and revenue opportunities from our November 2024 acquisition of our 80%-owned Enercon subsidiary within the expected time period (if at all), and our business may be disrupted if our intended acquisition of the remaining 20% stake in Enercon is not completed for any reason.

In November 2024, we completed our acquisition of an 80% interest in Enercon. Over time since the Enercon closing to date, although we believe the integration efforts have proceeded positively, and we have established a foundation for collaboration across both organizations, we may still encounter unanticipated difficulties if we are unable to fully integrate the Enercon business successfully. At this stage, we believe the primary risks in this area relate to the timing and magnitude of strategic and revenue opportunities arising from the acquisition, and whether such opportunities will be achieved on such timing and at such levels as expected, if at all. While we continue to pursue anticipated growth, synergies, and expansion, there is uncertainty as to when and to what extent these opportunities will materialize. Actual results may differ from expectations, and the benefits may be less significant or take longer to achieve than anticipated. Our ability to maximize value from the Enercon acquisition depends on continued successful integration, sustained customer and supplier relationships, and effective execution of our strategic initiatives.

In addition, our business may be disrupted if our intended acquisition of the remaining 20% stake in Enercon is not completed for any reason.

Pursuant to the transaction documents governing the Enercon acquisition, we may acquire the remaining 20% stake in Enercon and we have the current intention to so purchase such remaining interest by early 2027 in accordance with the terms and subject to the conditions of the shareholders’ agreement, which was entered into at the November 14, 2024 closing on the initial 80% interest. The purchase of the remaining 20% interest in Enercon is subject to the put-call mechanism set forth in the shareholders’ agreement and the other terms and conditions thereof. There can be no assurances that we will complete the acquisition of the remaining 20% interest in Enercon by early 2027 as intended, or at all. Any failure to complete our intended acquisition of the remaining 20% interest may disrupt our plans, operations, and relationships with customers, suppliers, distributors, business partners and regulators, can cause potential difficulties in employee retention, and can have a material adverse effect on our business and results of operations.

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

Additionally, our access to parts or materials, and our ability to contract with suppliers utilized previously, may be limited or prohibited from time to time by trade restrictions or other legal or regulatory enactments. To the extent our suppliers in the PRC or other countries are negatively impacted by new or amended regulations, any such negative implications could adversely impact our supply chain, including in the form of increased costs, disruptions, shortages or unavailability of product or component parts, and/or other deleterious consequences, which could materially adversely affect our business and operating results.

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

Our majority 80%-owned subsidiary Enercon is a leading supplier of highly customized power conversion and networking solutions to aerospace and defense markets globally. For full fiscal year 2025, approximately 93% and 7% of Enercon’s revenue was attributable to the defense and aerospace end markets, respectively. Demand in Enercon’s end-use markets can be sensitive to general economic conditions, competitive influences, and fluctuations in inventory levels throughout the supply chain. Enercon’s sales are sensitive to the market conditions present in the industries in which the ultimate consumers of its products operate, which in some cases have been highly cyclical and subject to substantial downturns.

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

Because certain of Enercon’s products are used in a variety of land, air and sea defense applications, Enercon derives a substantial portion of its revenue from the defense industry. For full fiscal year 2025, approximately 93% of Enercon’s revenue was derived from customers in the defense industry. Although many of the programs under which Enercon sells products to prime U.S. and Israeli government contractors extend several years, they are subject to annual funding through governmental appropriations. While spending authorizations for defense-related programs by the U.S. and Israeli governments have increased in recent years, these spending levels may not be sustainable and could significantly decline. Future levels of expenditures, authorizations, and appropriations for programs Enercon supports may decrease or shift to programs in areas where Enercon does not currently offer products or solutions. Changes in spending authorizations, appropriations, and budgetary priorities could also occur due to a shift in the number, and intensity, of potential and ongoing conflicts, shifts in spending priorities from national defense as a result of competing demands for government funds, or other factors. Enercon’s business prospects, financial condition or operating results (and as a consequence, those of Bel on a consolidated basis), could be materially harmed among other causes by the following: (1) budgetary constraints affecting U.S. and/or Israeli government spending generally, or specific departments or agencies in particular, and changes in available funding; (2) changes in government programs or requirements; and (3) a prolonged government shutdown and other potential delays in the appropriations process.

We have substantial manufacturing operations located in the PRC, which exposes us to significant risks that could materially and adversely affect our business, operations, consolidated financial condition and consolidated results of operations.

The majority of Bel's Magnetic Solutions manufacturing capacity and supplier base is located in the PRC, as is a portion of Bel's Power Solutions and Protection group. As of December 31, 2025, 42% of our associates, 56% of our owned or leased manufacturing facilities (by square footage) and 10% of our Company’s tangible assets were all located in the PRC. Our Company’s presence and operations in the PRC expose us to significant risks that could materially and adversely affect our Company and our business, operations, financial position and results of operations.

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

Following our November 2024 acquisition of Enercon, we may be subject to, and possibly adversely affected by, risks related to conducting business in Israel. Enercon, in which we acquired an 80% stake in November 2024 and intend to acquire the remaining 20% interest by early 2027, is based in Netanya, Israel with additional facilities in New Hampshire, U.S. and Haryana, India. Enercon has approximately 321 employees located in Israel.

Companies based in or operating in, or having a significant number of employees located in Israel, may be more susceptible to political and economic instability. Political, economic and military conditions in Israel may directly affect their business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighbors. In October 2023, Hamas conducted several terrorist attacks in Israel resulting in ongoing war across the country, forcing the closure of many businesses in Israel for several days. In addition, there continues to be hostilities between Israel and Hezbollah in Lebanon and Hamas in the Gaza Strip, both of which resulted in rockets being fired into Israel, causing casualties and disruption of economic activities. In early 2023, there were a number of changes proposed to the political system in Israel by the current government which, if implemented as planned or in similar form, could lead to large-scale protests and additional uncertainty, negatively impacting the operating environment in Israel. In addition, Iran has threatened to attack Israel and may be developing nuclear weapons. Further, on April 13, 2024 and October 1, 2024, Iran launched a series of drone and missile strikes against Israel, to which Israel responded, and in June 2025, additional conflict included Israeli strikes on Iranian military and nuclear facilities, and Iranian missile and drone strikes against Israel. Uprisings in various countries in the Middle East over the last few years have also affected the political stability of those countries and have led to a decline in the regional security situation. Such instability may also lead to deterioration in the political and trade relationships that exist between Israel and these countries. Ongoing military activity in the Middle East may result in disruption to our operations and facilities, such as Enercon’s manufacturing and R&D facilities located in Israel. Any military activity, armed conflicts, terrorist activities or political instability involving Israel or other countries in the region, as well as any interruption or curtailment of trade between Israel and its present trading partners, could adversely affect the business, results of operations, financial condition, cash flows and prospects of Enercon, and thus of consolidated Bel. In addition, any of these events or circumstances involving Israel or the region prior to the completion of our intended acquisition of the remaining 20% stake in Enercon may delay or prevent the completion of our purchase of the remaining 20% interest.

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

During the year ended December 31, 2025, there were no direct customers or ultimate end customers whose sales exceeded 10% of our 2025 consolidated net sales. While there were no customers who exceeded 10% of our net sales in 2025, we have experienced significant concentrations of customers in prior years. Furthermore, factors that negatively impact the businesses of our major customers could materially and adversely affect us even if the customer represents less than 10% of our 2025 consolidated net sales.

We may not achieve all of the expected benefits from our restructuring programs.

Over the past three years, the Company has undertaken a series of facility consolidations around the world, including as described in "Overview – Key Factors Affecting our Business – Restructuring" in Item 7 of this Annual Report and in Note 12, "Accrued Expenses - Restructuring Activities" in Item 7 of this Annual Report. We make certain assumptions in estimating the anticipated savings we expect to achieve related to these initiatives, which include the estimated savings from the elimination of certain headcount and the consolidation of facilities. These assumptions may turn out to be incorrect due to a variety of factors. In addition, our ability to realize the expected benefits from these programs is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. If we are unsuccessful in implementing these or any similar future programs or if we do not achieve our expected results, our results of operations and cash flows could be adversely affected or our business operations could be disrupted.

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

●

Imposition of Tariffs: Governments may impose tariffs to raise domestic revenue, protect domestic industries or exert political leverage over another country. Bel is a global organization with a material volume of shipments of raw materials, work in progress and finished goods into and out of the U.S. to and from a number of other countries, including but not limited to the PRC, Mexico, Israel, India and throughout Europe. Any new or increase in tariffs imposed either by the U.S. government on foreign imports or by a foreign government on U.S. exports related to the countries in which Bel transacts business could lead to reduced margins or increased prices that could cause decreased customer demand. For additional information regarding risks associated with tariffs and the imposition of new or increased tariff rates, see the discussion set forth below under the caption, "Changes in trade policies and tariffs and other factors beyond our control remain uncertain and may materially adversely impact our results. The imposition of new or increased tariffs and trade restrictions, particularly with respect to the PRC and Mexico, may materially adversely affect our business, financial condition, and results of operations."

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

A significant portion of our electronic components, sub-assemblies, and finished products are manufactured in or sourced from the PRC and Mexico. Additionally, as a global organization our business involves a material volume of shipments into and out of the U.S. to and from a number of other countries, including India, Israel and throughout Europe. The evolving regulatory landscape including the implementation and modification of tariffs, trade restrictions, and changes in trade agreements involving the aforementioned countries among others, together with general uncertainty about future changes in policy (including any new regulations, increased tariff rates, new tariffs or trade restrictions that may be implemented), could substantially increase our operating costs, reduce demand for our products and disrupt our supply chain. On February 20, 2026, the Supreme Court of the United States issued its decision in Learning Resources, Inc. v. Trump, striking down tariffs previously enacted by the Administration under the International Emergency Economic Powers Act (“IEEPA”) as invalid, and holding that IEEPA does not authorize the President to impose tariffs. However, the full impact and implications of the Court’s decision are not immediately clear amidst the rapidly-evolving regulatory landscape and the arena of international trade, and there remains great uncertainty as to what responses will emerge in light of the Court’s decision, including with respect to tariffs, international trade agreements, and international trade generally. For example, following and notwithstanding the Court’s ruling, the U.S. Congress could act in its discretion to codify tariffs, including ones similar to, more extensive and/or at higher rates than the duties invalidated by the Court’s decision; the Administration could act to impose duties or alternative tariffs under laws other than the IEEPA statute addressed in the Court’s decision; the state of bilateral and multilateral trade agreements is and may continue to be uncertain; foreign countries may yet impose tariffs (including retaliatory tariffs) or increase duty rates, among other uncertainties. At this time, following the tariffs enacted by the Administration and the subsequent Supreme Court ruling, it remains unclear what further measures will be implemented in response or if additional countries may impose retaliatory tariffs. Any new or continued trade disputes or increased tensions between the U.S. and other countries, and any governmental actions, including further increases of existing tariffs or the imposition of new tariffs, may further exacerbate any increases to our operating costs, decreases in demand for our products, and disruptions to our supply chain. While we continue to actively monitor the evolving and ever-changing regulatory landscape and to implement strategies intended to mitigate these impacts, including diversifying our manufacturing footprint and seeking alternative suppliers, these efforts may not be fully successful and could result in increased costs, delayed shipments, and reduced margins.

Specifically regarding the PRC, actions by the U.S. government to impose tariffs on Chinese-origin goods, particularly in the electronics and semiconductor sectors, have increased our production and procurement costs. These or any similar tariffs or duties, combined with potential retaliatory measures by Chinese authorities, could further increase the cost of our products and components or limit our ability to source critical materials and parts. Additionally, ongoing geopolitical tensions and potential expansion of export controls or restrictions on technology transfers could further complicate our supply chain operations and impact our ability to maintain competitive pricing.

With respect to our Mexican manufacturing operations and sourcing activities, changes in trade policies, including potential modifications to or withdrawal from existing trade agreements, could result in increased tariffs and other trade barriers. The United States-Mexico-Canada Agreement (USMCA) is scheduled for a comprehensive review and potential renewal in 2026, and if it is extended on less favorable terms, Bel could face increased risks related to supply chain disruptions, higher tariffs, and reduced market access throughout North America. The renegotiation process will address key structural changes, trade imbalances, and heightened geopolitical competition, potentially resulting in revised rules of origin, labor obligations, and domestic policy requirements that may adversely impact Bel’s operations and cost structure. Such changes could necessitate significant modifications to our regional manufacturing strategy and supply chain organization, potentially resulting in supply chain disruptions and inventory management challenges leading to higher input costs, increased manufacturing costs and a potential loss of customers. If the agreement expires or undergoes significant revision, Bel may need to rapidly adapt to new trade regulations and market conditions, which could have a material adverse effect on our business, financial condition, and results of operations.

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

While most of Bel’s orders are non-cancellable and non-returnable, and are subject to penalty if cancelled, Bel has historically worked with large customers to provide for cancellation if no costs have yet been incurred by Bel. Nonetheless, some orders that comprise our backlog may be delayed, accelerated, or canceled by customers. Customers may occasionally double order from multiple sources to ensure timely delivery when lead times are particularly long, and often cancel orders when business is weak or inventories are excessive. Additional factors that could cause Bel to fail to ship orders comprising our backlog include unanticipated supply difficulties, changes in customer demand, and new customer designs. Due to these factors, we cannot be certain that the amount of our backlog equals or exceeds the level of orders that will ultimately be delivered, and backlog may not be a reliable indicator of the timing of future sales. Our results of operations could be adversely impacted if customers cancel a material portion of orders in our backlog, even with our policies in place.

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

We have incurred substantial amounts of indebtedness including to fund the acquisition of Enercon in 2024, and we may need to incur additional indebtedness to finance operations or for other general corporate purposes. Our consolidated principal amount of outstanding indebtedness was $197.5 million at December 31, 2025, resulting in a Leverage Ratio of 1.4x Consolidated EBITDA, each as defined and calculated in accordance with our Credit Agreement. Accordingly, our U.S. debt service requirements are significant in relation to our U.S. revenue and cash flow. This leverage exposes us to risk in the event of downturns in our business, in our industry or in the economy generally, and may impair our operating flexibility and our ability to compete effectively. Our current Credit Agreement requires us to maintain certain covenant ratios. For example, the applicable Credit Agreement covenant pertaining to the Leverage Ratio referenced above provides, subject to certain exceptions, that our Leverage Ratio must not exceed 3.50 to 1.00. Additionally, the interest rate that we pay under our Credit Agreement increases as our Leverage Ratio increases. If we do not continue to satisfy the required ratios including the Leverage Ratio or receive waivers from our lenders, we will be in default under the Credit Agreement, which could result in an accelerated maturity of our debt obligations. We cannot assure investors that we will be able to access private or public debt or equity on satisfactory terms, or at all. Any equity financing that could be arranged may dilute existing shareholders and any debt financing that could be arranged may result in the imposition of more stringent financial and operating covenants.

LEGAL, TAX AND REGULATORY RISKS

We may be sued by third parties for alleged infringement of their proprietary rights and we may incur defense costs and possibly royalty obligations or lose the right to use technology important to our business.

From time to time, we receive claims by third parties asserting that our products violate their intellectual property rights. Any intellectual property claims, with or without merit, could be time consuming and expensive to litigate or settle and could divert management attention from administering our business. A third-party asserting infringement claims against us or our customers with respect to our current or future products may materially and adversely affect us by, for example, causing us to enter into costly royalty arrangements or forcing us to incur settlement or litigation costs.

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

Our manufacturing operations, products and/or product packaging are subject to environmental laws and regulations governing air emissions; wastewater discharges; the handling, disposal and remediation of hazardous substances, wastes and certain chemicals used or generated in our manufacturing processes; employee health and safety labeling or other notifications with respect to the content or other aspects of our processes, products or packaging; restrictions on the use of certain materials in or on design aspects of our products or product packaging; and responsibility for disposal of products or product packaging. Discussions and proposals related to gas emissions and climate change have increasingly become the subject of substantial attention; additional regulation in this area could have the effect of restricting our business operations or increasing our operating costs. More stringent environmental regulations may be enacted in the future, and we cannot presently determine the modifications, if any, in our operations that any such future regulations might require, or the cost of compliance with these regulations.

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

Regulatory frameworks continue to evolve rapidly across our key markets. The European Union's enhanced environmental reporting framework introduces comprehensive sustainability disclosure requirements affecting both domestic and international operators. In the United States, recent federal initiatives sought to establish new environmental disclosure standards for public companies, though implementation timelines were stayed by ongoing legal review and in March 2025, the SEC announced that it had voted to end its defense of the challenged rules regarding enhancement and standardization of climate-related disclosures. However, the withdrawal of the SEC’s defense does mean these or similar SEC disclosures will not become mandatory in the future, including in the event the SEC’s priorities should change, and climate-related disclosures are still rapidly proliferating at the U.S. state level and internationally. We continue to actively monitor the rapidly evolving regulatory landscape to be prepared to develop compliance frameworks for applicable requirements, any of which if implemented may require substantial operational adjustments and additional incremental resources.

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

Many governments, regulators, investors, employees, customers and other stakeholders have focused in recent years on environmental, social and governance (“ESG”) considerations relating to businesses. At the same time, there are efforts by some stakeholders and policymakers to reduce companies’ attention to certain ESG-related matters. Advocates and opponents of ESG matters have from time to time resorted to a range of activism to promote their viewpoints, which may require us to incur additional costs or otherwise adversely impact our business. Some stakeholders may disagree with our goals and initiatives and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where ESG focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve any goals that we may set, further our initiatives, adhere to our public statements, comply with federal, state or international ESG laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price.

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

As a multi-national company, we are faced with increased complexities due to recent changes to the U.S. corporate tax code relating to our unremitted foreign earnings, potential revisions to international tax law treaties, and renegotiated trade deals. In addition, other events, such as the ongoing discussion and negotiations concerning varying levels of tariffs on product imported from the PRC, Mexico, India, Israel and throughout Europe also create a level of uncertainty. If we are unable to anticipate and effectively manage these and other risks, it could have a material and adverse effect on our business, our consolidated results of operations and consolidated financial condition.

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

Cybersecurity threats, including but not limited to malware, phishing, credential harvesting, ransomware and other attacks, are rapidly evolving and are becoming increasingly sophisticated, making it difficult to detect and prevent such threats from impacting the Company. Our Company has seen an increased volume of cybersecurity threats and ransomware attempts in 2025 and expects to continue to experience cybersecurity threats from time to time, which pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Artificial intelligence ("AI") increases cybersecurity risks due to attacks crafted using AI including more effective phishing, false voice or image attacks. There are additional risks associated with utilization of technologies or applications the functionality of which relies upon externalizing data into public AI platforms, including the potential for unauthorized access or manipulation of sensitive information. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cybersecurity attacks or security breaches of our networks, systems or applications, could result in the loss of customers and business opportunities, legal liability, regulatory fines, penalties or intervention, other litigation, regulatory and legal risks and the costs associated therewith, reputational damage, reimbursement or other compensatory costs, remediation costs, increased cybersecurity protection costs, additional compliance costs, increased insurance premiums, and lost revenues, damage to the Company's competitiveness, stock price, and long-term shareholder value, any of which could materially adversely affect our business, financial condition and results of operations. While we attempt to mitigate these risks, our systems, networks, products, solutions and services remain potentially vulnerable to advanced and persistent threats. We also maintain and have access to sensitive, confidential or personal data or information in certain of our businesses that is subject to privacy and security laws and regulations. Despite our efforts to protect such sensitive, confidential or personal data or information, our facilities and systems and those of our customers and third-party service providers may be vulnerable to security breaches, theft, fraud, misplaced or lost data, “Acts of God”, programming and/or human errors that could lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our consolidated financial condition and consolidated results of operations.

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

Item 1B.   Unresolved Staff Comments

None.

Item 1C.   Cybersecurity

Bel employs a full-time Cybersecurity Expert who reports directly into our Global Head of IT and Cybersecurity Services. During 2025, the Company worked with third-party cybersecurity specialists to continually enhance the programs Bel has in place. These relationships involve regular communication and collaboration between the Bel cybersecurity team and our third-party providers to share threat intelligence and implement proactive measures to safeguard our systems and data. The Company has continued to invest in IT security, including additional end-user training, using layered defenses, identifying, and protecting critical assets, strengthening monitoring and alerting, and engaging experts. Our cybersecurity team regularly monitors alerts and meets to discuss threat levels, trends, and remediation. Further, we conduct periodic external penetration tests. In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with the use of third-party service providers that host our applications. The internal business owners of the hosted applications are required to document user access reviews at least annually and provide from the vendor a System and Organization Controls (SOC) 1 or SOC 2 report. Third-party contractors or vendors that require access to our network are given specific limited access to only the specific resource. The access provided expires automatically after a period determined by the project and must follow all Company security measures.

The Audit Committee of the Board of Directors is responsible for overseeing the management of cybersecurity risks. The Audit Committee is informed about cybersecurity risks through quarterly reports from the Global Head of IT and Cybersecurity Services and, as necessary, to the full Board. The Audit Committee also reviews and approves the company’s cybersecurity policies and the Company’s Global Head of IT and Cybersecurity Services is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Board. This includes our overall information security strategy, policy, security engineering, operations and cyber incident detection and response reporting in alignment with Company policies. The current Global Head of IT and Cybersecurity Services has more than 17 years of information technology and program management experience which includes information security, and others on our IT security team have extensive cybersecurity experience and certifications.

Item 2.   Properties

The Company is headquartered in West Orange, New Jersey. The Company occupies 294,000 square feet of non-manufacturing space, which is used primarily for management, financial accounting, engineering, sales and administrative support. Of this space, the Company leases 187,000 square feet and owns properties of 107,000 square feet.

The Company also operated manufacturing facilities in 8 countries as of December 31, 2025, as detailed below. Approximately 2% of the 1.9 million square feet the Company occupies is owned while the remainder is leased. See Note 19, "Commitments and Contingencies", for additional information pertaining to leases.

The following is a list of the locations of the Company's principal manufacturing facilities at December 31, 2025:

Location	Approximate Square Feet	Product Group Produced at Facility	Owned/ Leased	Percentage Used for Manufacturing

Dongguan, PRC	661,000	Magnetic Solutions	Leased	36%
Shenzhen, PRC	227,000	Power Solutions & Protection	Leased	100%
Guangxi, PRC	243,000	Magnetic Solutions	Leased	90%
Mumbai, India	53,000	Power Solutions & Protection	Leased	66%
Haryana, India	36,000	Power Solutions & Protection	Leased	90%
Netanya, Israel	60,000	Power Solutions & Protection	Leased	70%
Dubnica nad Vahom, Slovakia	35,000	Power Solutions & Protection	Owned	50%
Dubnica nad Vahom, Slovakia	70,000	Power Solutions & Protection	Leased	100%
Worksop, United Kingdom	51,000	Connectivity Solutions	Leased	83%
Chelmsford, United Kingdom	17,000	Connectivity Solutions	Leased	80%
Dominican Republic	33,000	Magnetic Solutions	Leased	85%
Cananea, Mexico	30,000	Connectivity Solutions	Leased	60%
Reynosa, Mexico	88,000	Connectivity Solutions	Leased	56%
Glen Rock, Pennsylvania	74,000	Connectivity Solutions	Leased	60%
Waseca, Minnesota	128,000	Connectivity Solutions	Leased	83%
McAllen, Texas	40,000	Connectivity Solutions	Leased	56%
Melbourne, Florida	13,000	Connectivity Solutions	Leased	64%
Belmont, New Hampshire	16,000	Power Solutions & Protection	Leased	90%
	1,875,000

Of the space described above, 241,000 square feet is used for engineering, warehousing, sales and administrative support functions at various locations and 404,000 square feet is designated for dormitories, canteen and other employee related facilities in the PRC.

The Territory of Hong Kong became a Special Administrative Region ("SAR") of the PRC during 1997. The territory of Macao became a SAR of the PRC at the end of 1999. Management cannot presently predict what future impact the current status of these territories, along with evolving political landscape in the region, will have on the Company, if any, or how the political climate in the PRC will affect the Company's contractual arrangements in the PRC (including risks arising out of any changes in governmental and economic policy, such as increased or new tariffs, and current or additional trade restrictions, and the potential for adverse developments arising out of any political or economic instability related to Hong Kong or Taiwan).  A significant portion of the Company's manufacturing operations and approximately 32.0% of its identifiable assets are located in Asia.

Item 3.   Legal Proceedings

The information called for by this Item is incorporated herein by reference to the disclosure captioned "Legal Proceedings" in Note 19, "Commitments and Contingencies."

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

Holders

As of January 31, 2026, there were 26 registered shareholders of the Company's Class A Common Stock and 242 registered shareholders of the Company's Class B Common Stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our Class A and Class B Common Stock is held in "street name" by brokers.

Dividends

During the years ended December 31, 2025, 2024 and 2023, the Company declared dividends on a quarterly basis at a rate of $0.06 per Class A share of common stock and $0.07 per Class B share of common stock totaling $3.5 million in each 2025, 2024 and 2023. On January 30, 2026, the Company paid a dividend to all shareholders of record at January 15, 2026 of Class A and Class B Common Stock in the total amount of $0.1 million ($0.06 per share) and $0.7 million ($0.07 per share), respectively. On February 17, 2026, Bel's Board of Directors declared a dividend in the amount of $0.06 per Class A common share and $0.07 per Class B common share which is scheduled to be paid on May 1, 2026 to all shareholders of record at April 15, 2026.

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

The following graph shows, for the five years ended December 31, 2025, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2020 in Bel Fuse Inc. Class B common stock. The graph compares this return ("Bel") with that of comparable investments assumed to have been made on the same date in: (a) Russell 2000 Index and (b) a group of companies in our industry, consisting of Nasdaq listed stocks (U.S. and foreign) with SIC codes 3670-3679, Electronic Components & Accessories. Total return for each assumed investment assumes the reinvestment of all dividends on December 31 of the year in which the dividends were paid.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 2025

	2020	2021	2022	2023	2024	2025
Bel Fuse Inc.	$100.00	$87.67	$226.82	$463.13	$574.41	$1185.10
Russell 2000 Index	100.00	113.70	89.18	102.64	112.93	125.68
Nasdaq Stocks (SIC 3670-3679 US + Foreign) Electronic Components & Accessories	100.00	148.28	90.32	167.56	278.78	395.09

Issuer Purchases of Equity Securities

On February 21, 2024, the Company’s Board of Directors authorized and the Company publicly announced a $25.0 million share repurchase program (the “Repurchase Program”). The Repurchase Program authorizes the repurchase of up to $25.0 million of shares of outstanding Class A Common Stock and Class B Common Stock. The aggregate $25.0 million available for repurchases under the Repurchase Program has been sub-allocated for purchases of Class A shares and Class B shares in portions of $4.0 million and $21.0 million, respectively, prorated to take into account the number of outstanding shares of each respective class at the time of such authorization. Shares of Common Stock may be repurchased pursuant to the Repurchase Program in open market, privately negotiated or block transactions or otherwise from time to time, depending upon market conditions and other factors, and in accordance with applicable law and regulations. The Repurchase Program has no expiration date. The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares, and the Repurchase Program may be suspended or terminated at any time. As of December 31, 2025, the program-to-date repurchases amounted to 26,326 Class A shares at an aggregate purchase price of $1.9 million and 235,821 Class B shares at an aggregate purchase price of $14.1 million. There were no repurchases of our equity securities during the year ended December 31, 2025. Approximately $2.1 million of Class A shares and $6.9 million of Class B shares remain that may yet be purchased under this program.

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

We operate through three product group segments. In 2025, 53% of the Company's revenues were derived from Power Solutions and Protection, 34% from Connectivity Solutions and 13% from our Magnetic Solutions operating segment.

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

We have little visibility into the ordering habits of our customers and we can be subjected to large and unpredictable variations in demand for our products. Accordingly, we must continually recruit and train new workers to replace those lost to attrition and be able to address peaks in demand that may occur from time to time. These recruiting and training efforts and related inefficiencies, and overtime required to meet any increase in demand, can add volatility to the labor costs incurred by us.

Key Factors Affecting our Business

The Company believes the key factors affecting Bel's 2025 and/or future results include the following:

●	Acquisition of Enercon - In November 2024, Bel acquired an 80% stake in Enercon. As a result, we benefited from a full year of Enercon's sales in 2025 within our Power Solutions and Protection segment. Enercon is a leading supplier of highly customized power conversion and networking solutions to aerospace and defense markets globally, providing robust and reliable solutions across air, land and sea applications, and its sales and results of operations may vary depending on government spending on defense. Enercon's sales have been reflected in the accompanying consolidated statements of operations since November 1, 2024 and amounted to $136.6 million during the year ended December 31, 2025 and $20.8 million during the year ended December 31, 2024.

●

Backlog – Our backlog of orders totaled $439.1 million at December 31, 2025, representing an increase of $57.5 million, or 15.1%, from December 31, 2024. From 2024 to the 2025 year-end, the backlog for our Power Solutions and Protection products increased by 9.4%, due to an increase in demand within the defense and networking end markets. Our Magnetic Solutions backlog increased by 52.3%, primarily due to increased order volume from a large networking customer. The backlog for our Connectivity Solutions products increased by $21.5 million (19.4%) in 2025 from the 2024 level, due to increased demand from our commercial aerospace and industrial customers, and strength seen in defense applications through the distribution channel.

●

Product Mix – Material and labor costs vary by product line and any significant shift in product mix between higher- and lower-margin product lines will have a corresponding impact on the Company’s gross margin percentage. In general, our Connectivity products have historically had the highest contribution margins due to the harsh environment, high-reliability end applications for these products. Our Power products have a higher-cost bill of materials and are impacted to a greater extent by changes in material costs. As our Magnetic Solutions products are more labor-intensive, margins on these products are impacted to a greater extent by minimum- and market-based wage increases in the PRC and fluctuations in foreign exchange rates between the U.S. dollar and the Chinese renminbi. Fluctuations in sales volume among our product groups will have a corresponding impact on Bel's profit margins. See Note 14, "Segments" for profit margin information by product group.

●

Pricing and Availability of Materials – Pricing for commodities with Gold (Au), Silver (Ag), and Copper (Cu), is increasing as cost of these metals continue rise to historical highs. Lead-times for certain integrated circuits (ICs) have increased we believe primarily driven by AI and the infrastructure necessary to support this technology. Regulatory changes including but not limited to trade restrictions affecting suppliers in the PRC have previously and could in future disrupt our supply chain, leading to limited access to certain parts and suppliers, increased costs, shortages, or other adverse impacts on our business and operating results. Additionally, tariffs imposed by the U.S. or foreign governments on imports and exports could result in reduced margins or increased prices, potentially decreasing customer demand. The preceding discussion about pricing and availability of materials contains Forward-Looking Statements. See "Cautionary Notice Regarding Forward-Looking Information."

●

Global Tariffs – On April 5, 2025, the Trump Administration enacted reciprocal tariffs on U.S. imports from a number of countries in which Bel’s manufacturing sites and/or suppliers are located. To the extent all of these new tariffs were applicable and in force, based on information available and our sales patterns as of February 2025, our most recent estimates indicated that approximately 25% of our consolidated global sales had been subject to these recently-enacted U.S. tariffs. On February 20, 2026, the Supreme Court of the United States issued its decision in Learning Resources, Inc. v. Trump, striking down tariffs previously enacted by the Administration under the International Emergency Economic Powers Act (“IEEPA”) as invalid, and holding that IEEPA does not authorize the President to impose tariffs. However, the full impact and implications of the Court’s decision are not immediately clear amidst the rapidly-evolving regulatory landscape and the arena of international trade, and there remains great uncertainty as to what responses will emerge in light of the Court’s decision, including with respect to tariffs, international trade agreements, and international trade generally; Congress has the authority to codify tariffs in statute, and the Administration could act to impose duties or alternative tariffs under authority delegated by other laws. Please see Part I, Item IA, “Risk Factors, above, for additional information. Imports into the U.S. from Mexico are currently exempt from tariffs as our products fall within the scope of the USMCA as presently in force. While global tariffs did not have a material financial impact on our full year 2025 financial results, we continue to closely monitor the evolving tariff landscape and are assessing possible alternatives aimed at potentially mitigating the impact of tariffs on Bel and our customers. The imposition of tariffs on our U.S. imports could result in reduced demand for our products and/or higher material costs. Our future sales and/or gross margins could be impacted as a result. The preceding discussion of “Global Tariffs” contains Forward-Looking Statements, including statements about the possible effects and impacts of tariffs, and statements about our present plans and intentions in connection therewith or in response thereto. See "Cautionary Notice Regarding Forward-Looking Information."

●

Labor Costs – Labor costs as a percentage of sales were relatively stable from 2025 to 2024, decreasing just slightly to 7.7% of sales in 2025 from 7.8% of sales in 2024. During 2025, minimum wage increases were enacted in Slovakia, the PRC, the Dominican Republic, and Mexico, which increased our annual labor costs by approximately $1.8 million in the aggregate. While the impact of these increases has been partially mitigated by higher consolidated revenues to date, these and any future wage increases are expected to exert upward pressure on labor costs and adversely affect profit margins. Labor costs as a percentage of sales fluctuate based on product mix. Sales in our Magnetic Solutions segment are comprised largely of labor-intensive ICM products, resulting in greater sensitivity to labor cost changes. Labor costs in the PRC, Mexico, and Israel are primarily denominated in local currencies. Accordingly, significant fluctuations in exchange rates versus the U.S. dollar may materially impact our labor costs. By segment, the Magnetic Solutions segment is most exposed to fluctuations in the exchange rate of the Chinese renminbi relative to the U.S. dollar; the Connectivity Solutions segment is most exposed to fluctuations in the exchange rate of the Mexican peso relative to the U.S. dollar; and the Power Solutions and Protection segment is most exposed to fluctuations in the exchange rates of the Chinese renminbi and the Israeli shekel relative to the U.S. dollar. In addition to foreign currency exchange rate exposure, our labor costs are subject to government-regulated minimum wage increases in the countries in which we operate. The preceding discussion about labor costs contains Forward-Looking Statements. See "Cautionary Notice Regarding Forward-Looking Information."

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

●

Restructuring – In late 2025, we initiated a restructuring initiative within our Magnetic segment related to the transition of manufacturing from Bel's Pingguo, PRC facility to an outside subcontractor (the "Pingguo initiative"). In connection with the Pingguo initiative, we incurred $1.6 million of restructuring costs during the year ended December 31, 2025. We will continue to review our operations to optimize our business, which may result in restructuring costs being recognized in future periods. The preceding statements about restructuring initiatives contain Forward-Looking Statements. See "Cautionary Notice Regarding Forward-Looking Information."

●

Impact of Foreign Currency – During 2025, labor and overhead costs increased by $1.3 million compared to 2024, primarily due to unfavorable foreign exchange movements involving the Israeli shekel, Euro, and Chinese renminbi. These increases were partially offset by favorable fluctuations in the Mexican peso and Indian rupee relative to the prior year period. As further detailed in the section titled "Inflation and Foreign Currency Exchange," the Company recognized a foreign exchange revaluation gain of $10.1 million in 2025. This gain was primarily attributable to fluctuations in spot rates of certain currencies when translating balance sheet accounts at December 31, 2025, compared to December 31, 2024. As a U.S.-domiciled company, Bel translates its foreign currency-denominated financial results into U.S. dollars. Changes in the value of foreign currencies relative to the U.S. dollar, including the revaluation of certain intercompany and third-party transactions, may result in either favorable or unfavorable impacts to our consolidated statements of operations and cash flows. In 2025, the Company experienced unfavorable transactional foreign exchange impacts due to the appreciation of the Israeli shekel, Euro, and Chinese renminbi against the U.S. dollar. These impacts were partially offset by the depreciation of the Mexican peso against the U.S. dollar, compared to exchange rates in effect during 2024. Bel maintains significant manufacturing operations in the PRC, Slovakia, Mexico, and Israel, where labor and overhead costs are denominated in local currencies. As a result, the U.S. dollar equivalent costs of these operations were approximately $1.9 million higher in Israel, $0.5 million higher in Europe, and $0.1 million higher in the PRC, offset by $1.1 million lower costs in Mexico in 2025 versus 2024. The Company actively monitors changes in foreign currency exchange rates and has historically utilized foreign currency forward contracts. Bel may continue to implement additional hedging strategies and pricing actions to mitigate the impact of currency fluctuations on its consolidated operating results. The preceding sentence represents a Forward-Looking Statement.  See "Cautionary Notice Regarding Forward-Looking Information."

●

Effective Tax Rate – The Company's effective tax rate will fluctuate based on the geographic region in which the pretax profits are earned. Of the jurisdictions in which the Company operates, the U.S. and Europe's tax rates are generally equivalent; and Asia has the lowest tax rates of the Company's three geographic regions. See Note 10, "Income Taxes", to the Company's Consolidated Financial Statements.

Results of Operations - Summary by Operating Segment

Net Sales and Gross Margin

The Company's net sales and gross margin by major product line for the years ended December 31, 2025, 2024 and 2023 were as follows (dollars in thousands):

	Years Ended
	December 31,
	Net Sales			Gross Margin
	2025	2024	2023	2025	2024	2023
Power solutions and protection	$356,805	$245,551	$314,105	42.7%	42.4%	38.1%
Connectivity solutions	232,286	220,370	210,572	38.7%	37.1%	34.2%
Magnetic solutions	86,364	68,871	115,136	27.6%	25.3%	22.0%
	$675,455	$534,792	$639,813	39.1%	37.8%	33.7%

2025 as Compared to 2024

Power Solutions and Protection:

Sales of Power Solutions and Protection products increased by $111.3 million (45.3%) in 2025 compared to 2024. This growth was primarily attributable to strong demand in aerospace and defense applications, which contributed $136.6 million of incremental revenue in 2025. These sectors represent a new end market for Bel’s Power segment, introduced through the acquisition of Enercon in November 2024. Additional contributors to revenue growth included an $18.3 million (32.9%) increase in sales of front-end power products, driven by heightened demand in networking and datacenter applications. Further sales of Fuse products increased by $5.6 million (32.5%). These gains were partially offset by declines in other end markets, including a $9.9 million (23.6%) reduction in sales to the rail market, an $8.5 million (17.9%) decrease in sales to other industrial applications, and a $6.3 million (41.6%) decrease in the eMobility market in 2025 compared to 2024.

Gross margin for the Power segment improved slightly in 2025 compared to 2024, reflecting 42.7% of segment sales for 2025, representing an increase of 30bps compared to 2024. The improvement in gross margin was primarily driven by increased sales volume and a favorable product mix resulting from the Enercon acquisition. The shift in product mix toward higher-margin aerospace and defense applications contributed positively to overall profitability for the segment.

Connectivity Solutions:

Sales of Connectivity Solutions products increased by $11.9 million (5.4%) in 2025 compared to 2024. This growth was primarily driven by a significant increase in sales to the commercial aerospace end market, which rose by $13.5 million (23.7%) year-over-year. Sales to the military end market also contributed positively, increasing by $4.7 million (10.1%) in 2025 compared to 2024. These gains were partially offset by a $2.3 million (3.1%) decrease in the volume of Connectivity Solutions products sold through distribution channels, as well as a $1.3 million (8.7%) reduction in sales of passive connector and cabling products used in the industrial premise wiring and 5G/IoT markets.

Gross margin for the Connectivity Solutions segment improved in 2025 to 38.7% of segment sales, representing an increase of 160 bps compared to 2024. The improvement in gross margin was primarily attributable to an enhanced product mix, favorable exchange rate fluctuations between the U.S. dollar and Mexican peso, and operational efficiencies resulting from facility consolidations completed in 2024. These benefits were partially offset by higher wage rates in Mexico.

Magnetic Solutions:

Sales of our Magnetic Solutions products increased by $17.5 million (25.4%) during 2025 as compared to 2024. This growth was primarily driven by higher demand from networking customers. Gross margin improvements for this product group during 2025 were supported by higher sales, recent facility consolidations in the PRC, and effective cost management, partially offset by unfavorable exchange rates between the Chinese renminbi and the U.S. dollar.

2024 as Compared to 2023

Power Solutions and Protection:

Sales of our Power Solutions and Protection products were lower by $68.6 million (21.8%) in 2024 as compared to 2023. This decrease was primarily due to lower sales of our front-end power products and board mount power products of $45.3 million and $9.5 million, respectively, both of which are used in networking and datacenter applications. Sales of our CUI products were down by $21.2 million in 2024 as compared to 2023 due to the loss of sales in connection with a trade restriction placed on one of our suppliers in the PRC. Further, sales of product into the eMobility end market decreased by $12.9 million as compared to 2023. These decreases were offset in part by an increase in sales of our rail products by $11.8 million as compared to 2023. Raw material expedite fee revenue for this segment totaled $0.1 million in 2024 as compared to $14.9 million in 2023. Enercon contributed $20.8 million of military, aerospace and defense applications sales in the last two months of 2024. Gross margin improved in 2024 as compared to 2023 as a result of the Enercon acquisition, favorable exchange rates with the Chinese renminbi versus the U.S. dollar, a lower volume of low-margin expedite fees and a favorable shift in product mix.

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

Magnetic Solutions:

Sales of our Magnetic Solutions products declined by $46.3 million (40.2%) during 2024 as compared to 2023. Reduced demand for our ICM products from our networking customers and through our distribution channels was the primary driver as we believe these customers continue to work through inventory on hand. Recent facility consolidations in the PRC, diligent cost management, product mix and a favorable exchange rate with the Chinese renminbi versus the U.S. dollar, were the primary drivers of gross margin expansion for this product group in 2024 as compared with 2023, despite the decline in revenue.

Cost of Sales

Cost of sales as a percentage of net sales for the years ended December 31, 2025, 2024 and 2023 consisted of the following:

	Years Ended
	December 31,
	2025	2024	2023
Material costs	31.3%	29.7%	40.8%
Labor costs	7.7%	7.8%	6.6%
Other expenses	21.9%	24.7%	18.9%
Total cost of sales	60.9%	62.2%	66.3%

2025 as Compared to 2024

Material costs as a percentage of sales increased in 2025 compared to 2024, primarily due to a shift in production mix driven by higher sales of Power products, which typically have greater material content.

Labor costs as a percentage of sales declined slightly for full year 2025, relative to 2024. This decrease reflects increased sales and favorable exchange rate fluctuations in the Mexican peso versus the U.S. dollar, partially offset by higher minimum wage rates and unfavorable exchange rate fluctuations in the Israeli shekel versus the U.S. dollar.

Other expenses, including fixed costs such as support labor and benefits, depreciation and amortization, and facility costs (rent, utilities, insurance), remained relatively stable from a dollar amount perspective, aside from the inclusion of Enercon’s overhead expenses in 2025. However, as a percentage of sales, these expenses decreased in 2025 compared to 2024, benefiting from higher sales volumes during the year.

2024 as Compared to 2023

Material costs as a percentage of sales during 2024 were lower compared to 2023, due to a shift in product mix, the stabilization of raw material pricing, shorter lead times, and better procurement efforts. Labor costs in 2024 as a percentage of sales increased compared to 2023 due to lower sales volume, a shift in product mix in 2024 compared to the previous year, and the increase in statutory minimum wage rate in Mexico. This increase in labor cost was partially offset by lower labor costs in the PRC due to the favorable fluctuation in the Chinese renminbi exchange rate versus the U.S. dollar.

The other expenses noted in the table above include fixed cost items such as support labor and fringe, depreciation and amortization, and facility costs (i.e. rent, utilities, insurance). In total, these other expenses within cost of sales decreased by $1.5 million in 2024 as compared to 2023. As a percentage of sales, other expenses increased due to the lower sales volume in 2024 as compared to 2023.

Research and Development ("R&D")

R&D expenses were $30.9 million, $23.6 million and $22.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. The increase in R&D expenses in 2025 compared to 2024 was primarily due to the inclusion of a full year of Enercon-related salaries, benefits, product development costs, and other R&D expenses, whereas 2024 reflected only two months of Enercon’s R&D activity following its November 2024 acquisition. The increase noted in R&D expenses during 2024 compared to 2023 is largely due to higher salaries, benefits, and product development costs and R&D expense resulting from the November 2024 Enercon acquisition, which have been included in Bel's results since its acquisition date.

Selling, General and Administrative Expenses ("SG&A")

2025 as Compared to 2024

SG&A expenses were $125.8 million in 2025, compared to $110.6 million in 2024. The increase was primarily due to the incremental increase in Enercon’s SG&A expense by $20.8 million in 2025, versus inclusion of only two months of Enercon SG&A activity in 2024 after its acquisition. Excluding Enercon, legacy Bel SG&A expenses declined $5.6 million, driven by lower legal fees in 2025 compared to 2024.

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

Restructuring Charges

In 2025, new restructuring charges totaled $2.4 million, primarily consisting of $1.6 million in severance and other costs associated to the transition of manufacturing from Bel's Pingguo, PRC facility to an outside subcontractor (the "Pingguo initiative"), and $0.4 million in charges related to the transition of certain manufacturing operations from Glen Rock, Pennsylvania to other existing Bel sites. These charges were partially offset by a $3.2 million reversal, resulting from a non-cash settlement of liabilities associated with the prior consolidation of two Magnetic Solutions manufacturing sites into a single new facility.

The Company recorded $3.5 million of restructuring charges in 2024 largely in connection with the Glen Rock initiative and the Fuse initiative. In 2023, the Company recorded $10.1 million of restructuring charges largely in connection with its four facility consolidation projects in the U.S., the United Kingdom and the PRC.

Gain on Sale of Properties

In 2025, the Company recognized gains on sales of assets totaling $5.7 million, primarily attributable to the sale of multiple buildings in Zhongshan, PRC and the sale of property in Glen Rock, Pennsylvania. During 2023, the Company recorded a gain of $3.8 million related to the sale of one of its properties in Jersey City, New Jersey.

Interest Expense

2025 as Compared to 2024

Interest expense was $14.8 million in 2025, compared to $4.1 million in 2024. The increase in 2025 was primarily driven by higher outstanding borrowings under the Company's Credit Agreement, including amounts incurred to finance the Enercon acquisition and related costs. For further information on the Company's outstanding debt, refer to "Liquidity and Capital Resources" below and Note 11, "Debt". Additional details related to the Enercon acquisition are provided in Note 3, "Acquisition".

2024 as Compared to 2023

The Company incurred interest expense of $4.1 million in 2024 and $2.9 million in 2023 primarily due to its outstanding borrowings under the Company's Credit Agreement. The increase in interest expense during 2024 related to an increase in debt balance in the fourth quarter of 2024 due to Enercon acquisition (see Note 3, “Acquisition” for additional details). See "Liquidity and Capital Resources" and Note 11, "Debt" for further information on the Company's outstanding debt.

Interest Income

Interest income was $1.0 million for the year ended December 31, 2025, representing a decrease of $3.7 million, or 78.2%, compared to $4.8 million for the year ended December 31, 2024. The decrease was primarily attributable to lower average balances of U.S. Treasury Bills held during 2025 as compared to the prior year.

Interest income for the year ended December 31, 2024 increased to $4.8 million, compared to $1.7 million for the year ended December 31, 2023. The increase was primarily driven by higher levels of investment in U.S. Treasury Bills during 2024, which resulted in higher interest income relative to the prior year.

Impairment of Innolectric

On November 26, 2025, management concluded that an impairment charge was required in connection with the Company’s noncontrolling minority investment in innolectric, a Germany-based e-Mobility technology company, and related party notes receivable. Bel acquired a one-third (1/3) noncontrolling equity interest in innolectric in February 2023. Based on management’s assessment of the carrying value of the investment and the recoverability of the related party notes receivable, the Company recorded a pre-tax impairment charge of $13.1 million in the fourth quarter of 2025. This charge represents the full impairment of Bel’s investment in innolectric and the related notes receivable, and the Company does not expect any future recovery through the insolvency process. The impairment was determined based on indicators of impairment including the cessation of financial support from the majority owner, recent financial performance, changes in market conditions, and other relevant factors affecting innolectric’s business.

Other Income (Expense), Net

2025 as Compared to 2024

Other income (expense), net was income of $10.9 million for the year ended December 31, 2025, compared to expense of $3.2 million for the year ended December 31, 2024, representing an increase of $14.1 million year-over-year. The increase in other income (expense), net for 2025 was primarily attributable to a foreign exchange gain of $10.8 million, which was an improvement of $12.8 million compared to the prior year. Additionally, gains from the Company's Supplemental Executive Retirement Plan ("SERP") investments increased by $0.1 million to $1.4 million, and stamp duty tax expense decreased by $2.0 million in 2025 as compared to 2024.

2024 as Compared to 2023

Other income (expense), net was a net expense of $3.2 million in 2024 compared to a net expense of $4.5 million in 2023. The net expense in 2024 was comprised of a foreign exchange loss of $1.9 million, $0.6 million of losses associated with Bel's investment in innolectric and $2.0 million of stamp duty fees related to Enercon; partially offset by a gain of $1.3 million related to the Company's SERP investments. The net expense in 2023 was comprised of a foreign exchange loss of $1.4 million, the loss on liquidation of a foreign subsidiary of $2.7 million, $0.8 million of losses associated with Bel's investment in innolectric and $0.8 million of other expense; partially offset by a gain of $1.2 million related to the Company's SERP investments.

Income Taxes

The Company’s effective tax rate will fluctuate based on the geographic regions in which the pretax profits are earned. Of the jurisdictions in which the Company operates, the U.S. and Europe’s tax rates are generally equivalent; and Asia has the lowest tax rates of the Company’s three geographic regions. See Note 10, “Income Taxes.”

2025 as Compared to 2024

The provision for income taxes increased by $8.3 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. This increase was primarily attributable to a higher level of worldwide income before income taxes in 2025.

The Company’s effective tax rate increased to 22.0% for the year ended December 31, 2025, from 20.5% for the prior year. The increase in the effective tax rate was primarily driven by the following factors:

●	Changes in the mix of jurisdictional earnings: A greater proportion of earnings was generated in jurisdictions with higher statutory tax rates, resulting in an increased overall tax rate.
●	Higher U.S. taxes on foreign subsidiary income: There was an increase in taxes related to income from foreign subsidiaries that is subject to U.S. taxation under the provisions of the Tax Cuts and Jobs Act.
●	Decrease in tax benefit from reversal of uncertain tax positions: The tax benefit recognized in connection with the reversal of previously recorded uncertain tax positions declined, as certain statutes of limitations expired during the year.

2024 as Compared to 2023

The provision for income taxes increased by $3.1 million for the year ended December 31, 2024, compared to the year ended December 31, 2023.  The Company’s effective tax rate increased to 20.5% for the year ended December 31, 2024, from 11.4% for the prior year. The increase in the effective tax rate was primarily driven by the following factors:

●	Higher U.S. taxes resulting from an adjustment for non-deductible tax expenses in the prior year.
●	Higher foreign taxes resulting from valuation allowances on foreign net operating losses.
●	Decrease in tax benefit from reversal of uncertain tax positions: The tax benefit recognized in connection with the reversal of previously recorded uncertain tax positions declined, as certain statutes of limitations expired during the year.

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

Due to the practicality of determining the deferred taxes on outside basis differences in our investments in our foreign subsidiaries, management has not provided for deferred taxes on outside basis differences at December 31, 2025 and deemed that these basis differences will be indefinitely reinvested.

Inflation and Foreign Currency Exchange

During the past three years, we do not believe the effect of inflation was material to our consolidated financial position or our consolidated results of operations. We are exposed to market risk from changes in foreign currency exchange rates. Fluctuations of the U.S. dollar against other major currencies have not significantly affected our foreign operations as most sales continue to be denominated in U.S. dollars or currencies directly or indirectly linked to the U.S. dollar. Most significant expenses, including raw materials, labor and manufacturing expenses, are incurred primarily in U.S. dollars, Mexican pesos, the Chinese renminbi or the Israeli shekel, and to a lesser extent in British pounds, or Indian rupees. The Mexican peso depreciated by 5%, the Euro appreciated by 4%, the British pound appreciated by 3%, the Israeli shekel appreciated by 6% and the Chinese renminbi remained flat versus the U.S. dollar in 2025 compared to 2024. To the extent the renminbi, peso or shekel appreciate in future periods, it could result in the Company's incurring higher costs for most expenses incurred in the PRC, Mexico and Israel. The Company periodically uses foreign currency forward contracts to manage its short-term exposures to fluctuations in operational cash flows resulting from changes in foreign currency exchange rates as further described in Note 13, "Derivative Instruments and Hedging Activities". The Company's European entities, whose functional currencies are Euros and British pounds, enter into transactions which include sales that are denominated principally in Euros, British pounds and various other European currencies, and purchases that are denominated principally in U.S. dollars and British pounds. Such transactions, as well as those related to our multi-currency intercompany payable and receivable transactions, resulted in a net realized and unrealized currency exchange gain of $10.1 million in 2025, a loss of $1.9 million in 2024 and a loss of $1.4 million in 2023 which were included in other income (expense), net on the consolidated statements of operations. Translation of subsidiaries' foreign currency financial statements into U.S. dollars resulted in translation adjustments, net of taxes, of $2.5 million and ($5.5) million for the years ended December 31, 2025 and 2024, respectively, which are included in accumulated other comprehensive loss on the consolidated balance sheets.

Liquidity and Capital Resources

Our principal sources of liquidity include $57.8 million of cash and cash equivalents at December 31, 2025, cash provided by operating activities and borrowings available under our credit facility. We expect to use this liquidity for operating expenses, investments in working capital, capital expenditures, interest, taxes, lease and purchase obligations, pension benefit obligations, dividends, purchases of common stock under our Repurchase Program, and dividends, debt obligations and other long-term liabilities. Our liquidity may also be utilized to fund potential acquisitions in future periods, as well as potential future cash requirements related to the Enercon acquisition, including potential Earnout Payments that may become due and the put-call options under the Enercon shareholders’ agreement, pursuant to which Bel has the current intention to purchase the remaining 20% interest by early 2027. We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, both in the next twelve months and in the longer term.

Cash Flow Summary

During the year ended December 31, 2025, the Company's cash and cash equivalents decreased by $10.5 million.  This decrease was primarily due to the following:

●	net repayments of long-term debt of $90.0 million;
●	purchases of property, plant and equipment of $12.0 million;
●	dividend payments of $3.5 million; and
●	deferred financing costs of $0.7 million; partially offset by
● net cash provided by operating activities of $80.6 million;
● proceeds from the sale of property of $7.8 million; and
● proceeds from held to maturity securities of $1.0 million;

During the year ended December 31, 2025, the Company’s operating activities demonstrated continued growth and operational efficiency, supported by strong cash generation and disciplined working capital management. Accounts receivable increased by $8.6 million, primarily due to higher sales volume compared to 2024. Notably, the Company improved its collection efficiency, as reflected by a decrease in days sales outstanding (DSO) to 64 days at December 31, 2025, from 68 days at December 31, 2024. This improvement underscores enhanced cash conversion from sales and effective receivables management. Inventories increased by $2.4 million over the prior year, primarily due to higher sales volumes and increased purchasing activity to support customer demand. The Company’s inventory turns improved to 2.5 times in 2025 from 2.1 times in 2024, indicating more efficient inventory utilization and stronger demand for products. Other operating cash flow line items, such as changes in accounts payable and accrued expenses, contributed positively to liquidity, as the Company maintained disciplined expense management and optimized payment cycles.

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

Cash and cash equivalents, held to maturity U.S. Treasury securities and accounts receivable comprised approximately 19.2% and 19.0% of the Company's total assets at December 31, 2025 and December 31, 2024, respectively. The Company's current ratio (i.e., the ratio of current assets to current liabilities) was 3.0 to 1 and 2.9 to 1 at December 31, 2025 and December 31, 2024, respectively. At December 31, 2025 and 2024, $43.4 million and $48.4 million, respectively (or 75% and 71%, respectively), of cash and cash equivalents was held by foreign subsidiaries of the Company. During 2025, the Company repatriated $26.0 million of funds from outside of the U.S., with minimal incremental tax liability. We continue to analyze our global working capital and cash requirements and the potential tax liabilities attributable to further repatriation, and we have yet to make any further determination regarding repatriation of funds from outside the U.S. to fund the Company's U.S. operations in the future. In the event these funds were needed for Bel's U.S. operations, the Company would be required to accrue and pay U.S. state taxes and any applicable foreign withholding taxes to repatriate these funds.

Future Cash Requirements

The Company expects foreseeable liquidity and capital resource requirements to be met through its existing cash and cash equivalents, and anticipated cash flows from operations, as well as borrowings available under its revolving credit facility, if needed. The Company's material cash requirements arising in the normal course of business primarily include:

Debt Obligations and Interest Payments - The Company had $197.5 million outstanding under its revolving credit facility at December 31, 2025, as further described below and in Note 11, "Debt". There were no mandatory principal payments due on the credit facility borrowings during 2025. The current balance of $197.5 million is due upon expiration of the credit facility on September 1, 2028. Anticipated interest payments due amount to $26.8 million, of which $10.0 million is expected to be paid in 2026 based on our debt balance and interest rate in place at December 31, 2025.

Lease Obligations - The Company has operating leases for its facilities used for manufacturing, research and development, sales and administration. There are also operating and finance leases related to manufacturing equipment, office equipment and vehicles. As of December 31, 2025, the Company was contractually obligated to pay future operating lease payments of $26.9 million, of which $9.2 million is expected to be paid in 2026, and future financing lease obligations of $1.3 million, of which $0.5 million is expected to be paid in 2026. See Note 18, "Leases," for further information.

Purchase Obligations - The Company submits purchase orders for raw materials to various vendors throughout the year for current production requirements, as well as forecasted requirements. Certain of these purchase orders relate to special purpose material and, as such, the Company may incur penalties if an order is cancelled. The Company had outstanding purchase orders related to raw materials in the amount of $81.5 million at December 31, 2025, of which $79.5 million is expected to be paid in 2026. The Company also had outstanding purchase orders related to capital expenditures which totaled $2.0 million at December 31, 2025, of which $1.4 million is expected to be paid in 2026.

Pension Benefit Obligations - As further described in Note 15, "Retirement Fund and Profit Sharing Plan", the Company maintains a Supplemental Executive Retirement Plan ("SERP"). At December 31, 2025, estimated future obligations under the plan amounted to $18.9 million. It is expected that the Company will pay $1.1 million in benefit payments in connection with the SERP during 2026. Included in other assets at December 31, 2025 is the cash surrender value of company-owned life insurance and marketable securities held in a rabbi trust with an aggregate value of $18.4 million, which has been designated by the Company to be utilized to fund the Company's SERP obligations.

Dividends - The Company has historically paid quarterly dividends on its two classes of common stock, which amounted to $3.5 million in each of  2025 and 2024. Consistent with the dividend rates declared in prior years, Bel's Board of Directors declared dividends on October 31, 2025 and again on February 17, 2026 on each of our two classes of common stock. These two quarterly payments, the first made in January 2026 and the second scheduled for later in the first half of 2026, comprise a total anticipated amount of $1.7 million.

Share Repurchase Program - In February 2024, Bel's Board of Directors authorized the repurchase of up to $25 million of the Company's common stock. The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares, and the Repurchase Program may be suspended or terminated at any time. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions, corporate and regulatory requirements and the consideration of other uses of cash including other investment opportunities. At December 31, 2025, the Company had an aggregate amount of $9.0 million of authorized repurchases under the program that had not yet been executed upon.

Tax Payments - At December 31, 2025, we had liabilities for unrecognized tax benefits and related interest and penalties of $17.5 million, all of which is included in other liabilities on our consolidated balance sheet. At December 31, 2025, we cannot reasonably estimate the future period or periods of cash settlement of these liabilities. See Note 10, "Income Taxes", for further discussion.

In addition to its cash requirements arising in the normal course of business described above, the Company has potential future cash requirements related to its acquisition of Enercon, whereby the Company has recorded earnout liabilities having a fair value as of December 31, 2025 in the amount of $6.6 million that would be paid in early 2026 and early 2027 in the event certain financial thresholds are achieved by the acquired business based on the Purchase Agreement provision which provides for potential earnout payments of up to $5.0 million for each of the fiscal 2025 and fiscal 2026 earnout periods subject to the achievement of the financial thresholds. Further, there are put-call options associated with the redeemable noncontrolling interest in early 2027. As described elsewhere in this Annual Report, we have the current intention to purchase the remaining 20% interest in Enercon by early 2027 in accordance with the terms and subject to the conditions of the shareholders' agreement. At December 31, 2025, the redemption value related to the redeemable noncontrolling interest was $93.2 million. See Note 3, "Acquisition" and Note 6, "Fair Value Measurements" for further information.

Contractual Obligations

The following table sets forth at December 31, 2025 the amounts of payments due under specific types of contractual obligations, aggregated by category of contractual obligation, for the time periods described below.

	Payments due by period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations(1)	$197,500	$-	$197,500	$-	$-
Interest payments due on long-term debt(2)	26,798	10,032	16,766	-	-
Capital expenditure obligations	1,980	1,390	590	-	-
Operating leases(3)	26,945	9,203	10,894	4,414	2,434
Raw material purchase obligations	81,503	79,513	1,990	-	-
First quarter 2026 quarterly cash dividend declared	880	880	-	-	-
Total	$335,606	$101,018	$227,740	$4,414	$2,434

(1)	Represents the principal amount of the debt required to be repaid in each period.
(2)

Includes interest payments required under our CSA related to our revolver balance.  The interest rate in place under our Credit and Security Agreement on December 31, 2025 was utilized and this calculation assumes obligations are repaid when due.

(3)	Represents estimated future minimum annual rental commitments primarily under non-cancelable real and personal property leases as of December 31, 2025.

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

At December 31, 2025, the Company had $197.5 million outstanding under its Credit Agreement. The unused credit available under the credit facility at  December 31, 2025 was $202.5 million, of which we had the ability to borrow the full amount without violating our Leverage Ratio covenant based on the Company's existing consolidated EBITDA. At December 31, 2025, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio.

At December 31, 2025, the Company was also a party to two pay-fixed, receive-variable interest rate swap agreements in the aggregate amount of $60 million through August 2026. See Note 13, "Derivative Instruments and Hedging Activities" for further details.

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

Inventory Valuation

Inventories consist of raw materials and purchased components and are stated at the lower of cost and net realizable value. Material costs are principally determined by standard cost or the weighted moving average method, both of which approximate actual cost. The Company reduces the carrying value of its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value based on the aforementioned assumptions. Our reserve calculations are based on historical experience related to slow-moving inventory in addition to specific known concerns in the case of products going end-of-life or customer cancellations. As of December 31, 2025 and 2024, the Company had reserves for excess or obsolete inventory of $18.0 million and $14.5 million, respectively. In the event of a sudden decrease in demand for our products, or a higher incidence of inventory obsolescence, the Company could be required to increase its inventory reserve, which would have an unfavorable impact on our gross margin.

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

As indicated in Note 5, "Goodwill and Other Intangible Assets", the fair value of each of our four reporting units exceeded their respective carrying values by a very large margin (ranging from 56% to 540%). If market factors change and the discount rate utilized in the fair value calculation changes, it would result in a higher or lower fair value of our reporting units. The discount rates utilized in our October 1, 2025 impairment test ranged from 10.0% to 12.0%. An increase in the discount rate assumption of 50 basis points would have impacted the fair values of our reporting units, and would have reduced the excess of fair value over carrying value to a revised range of 51% to 517%. Further, if we are unable to achieve the projected revenue growth rates or margins assumed in our projections, this would also impact the fair value of our reporting units. If we were to change our reporting unit structure again or if other events and circumstances change (such as a sustained decrease in the price of our common stock, a decline in current market multiples, a significant adverse change in legal factors or business climates, an adverse action or assessment by a regulator, heightened competition, strategic decisions made in response to economic or competitive conditions or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of), we may be required to record impairment charges in future periods. Any impairment charges that we may take in the future could be material to our consolidated results of operations and consolidated financial condition.

The Company conducted its annual goodwill impairment test as of October 1, 2025, and no impairment was identified at that time. Management has also concluded that the fair value of its goodwill exceeded the associated carrying value at December 31, 2025 and that no impairment exists as of that date. See Note 5, "Goodwill and Other Intangible Assets," for details of our goodwill balance and the goodwill review performed in 2025. We will continue to monitor goodwill on an annual basis and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management's business strategy or significant declines in our stock price, indicate that there may be a potential indicator of impairment.

Indefinite-Lived Intangible Assets

The Company tests indefinite-lived intangible assets for impairment annually on October 1, or upon a triggering event, using a fair value approach, the relief-from-royalty method (a form of the income approach). The Company conducted its annual impairment tests as of October 1, 2025 and in connection with its analysis, did not identify any impairment as of that date. Management has also concluded that the fair value of its trademarks exceeds the associated carrying values at December 31, 2025 and that no impairment existed as of that date. At December 31, 2025, the Company's indefinite-lived intangible assets related solely to trademarks.

Pension Benefit Obligations

Net periodic benefit cost for the Company's SERP totaled $1.1 million in 2025, $1.4 million in 2024, and $1.3 million in 2023. Benefit plan information for financial reporting purposes is calculated using actuarial assumptions including a discount rate for plan benefit obligations. The changes in net periodic benefit cost year-over-year are attributable to demographic changes within the plan, as well as any changes to the discount rate or the assumption around the future annual increases in compensation. The discount rate utilized for the net periodic benefit cost was 5.50% at December 31, 2025 and 4.75% at December 31, 2024. An increase or decrease in this 2025 discount rate assumption of 25 basis points would have increased/decreased the 2025 periodic benefit cost by less than $0.1 million. The discount rate utilized for the pension benefit obligation was 5.25% at December 31, 2025 and 5.50% at December 31, 2024. An increase in this 2025 discount rate assumption of 25 basis points would have reduced the pension benefit obligation by $0.4 million at December 31, 2025. A decrease in this 2025 discount rate assumption of 25 basis points would have increased the pension benefit obligation by $0.5 million at December 31, 2025.

Other Matters

The Company believes that it has sufficient cash reserves to fund its foreseeable working capital needs. It may, however, seek to expand such resources through bank borrowings, at favorable lending rates, from time to time. If the Company were to undertake another substantial acquisition for cash, the acquisition would either be funded with cash on hand or would be financed through cash on hand and through bank borrowings or the issuance of public or private debt or equity. If the Company borrows additional money to finance acquisitions, this would further decrease the Company's ratio of earnings to fixed charges, and could further impact the Company's material restrictive covenants, depending on the size of the borrowing and the nature of the target company. Under its existing credit facility, the Company is required to obtain its lender's consent for certain additional debt financing and to comply with other covenants, including the application of specific financial ratios, which may limit the Company’s ability to pay cash dividends on its common stock and/or the amounts thereof, including to the extent that payment of any such dividend would cause noncompliance with any such financial ratio. Depending on the nature of the transaction, the Company cannot assure investors that the necessary acquisition financing would be available to it on acceptable terms, or at all, when required. If the Company issues a substantial amount of stock either as consideration in an acquisition or to finance an acquisition, such issuance may dilute existing shareholders and may take the form of capital stock having preferences over its existing common stock.

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

Interest Rate Risk

On May 2, 2025, Bel entered into a Fourth Amendment Agreement (the “Fourth Amendment”) to the Credit Agreement, which made certain amendments to the Credit Agreement including: (i) increasing the maximum revolving amount from $325 million to $400 million pursuant to Section 2.10(b)(i)(A) of the Credit Agreement; (ii) extending the commitment period (and the final maturity for revolving loans borrowed under the credit agreement) to September 1, 2028; and (iii) providing an incremental extension of credit to the Company of $75 million concurrently with the effectiveness of the Fourth Amendment, consisting of (x) a $50 million commitment from Wells Fargo Bank, N.A., which joined the Credit Agreement as a new revolving lender pursuant to the Fourth Amendment, and (y) an aggregate $25 million commitment increase, on a pro rata basis, from the existing lenders party to the Credit Agreement. As of December 31, 2025, outstanding borrowings under the revolving credit facility amounted to $197.5 million, with unused credit available of $202.5 million. The Company incurred $14.8 million in interest expense during the year ended December 31, 2025, related to interest due on its outstanding borrowings under the Credit Agreement. An interest rate swap with a notional value of $60 million was designated as a cash flow hedge to mitigate the variability of cash flows associated with the Company's SOFR-based loans scheduled to mature on September 1, 2028. This cash flow hedge partially reduces the Company's exposure to future interest rate fluctuations. After accounting for the aforementioned hedge, the remaining borrowings of $137.5 million, which represents approximately 69.6% of the Company's total debt, are still subject to future interest rate changes that could adversely affect the Company's cash flows. A prospective increase of 100 basis points in the interest rate applicable to the Company's outstanding borrowings under its credit facility would lead to an estimated increase of $1.4 million in annual interest expense.

Foreign Exchange Rate Risk

The Company operates globally, exposing it to foreign exchange risks stemming from currency fluctuations that can impact sales, margins, and equity. To manage this risk, the Company strategically locates factories near sales regions, utilizes hedging contracts, and carefully manages costs and working capital. However, these strategies may not completely shield the Company from sudden declines in foreign currencies. Key currencies involved include the euro and British pound, Chinese renminbi, Mexican peso and Israeli shekel. As of December 31, 2025, the Company faced significant exposure to foreign currencies, particularly the euro, Chinese renminbi, Mexican peso, Israeli shekel and Indian rupee. The carrying value of intercompany loans at risk was approximately $112 million, with potential losses of $11.2 million projected from a hypothetical 10% decline in currency rates. Some exposures may offset others, reducing the overall risk. In the PRC, Mexico and Israel, the Company's labor costs are incurred in the respective local currency. Any fluctuations in related exchange rates could result in the Company incurring higher expenses in those countries. The Company employs foreign exchange forward contracts for hedging, which, as of December 31, 2025, had a fair value that was not material. A 10% change in exchange rates would not significantly impact this value. The Company does not engage in speculative trading and maintains strong relationships with financial institutions to minimize exposure risks. See the "Inflation and Foreign Currency Exchange" section above for additional information related to the Company's foreign exchange rate risk.

Commodity Price Risk

The Company utilizes various metals in the production of its products, including gold, silver, copper, zinc, and tin. Fluctuations in the prices of these and other commodities can lead to significantly higher production costs. The Company believes it has adequate primary and secondary sources for each of its key materials. While facing potential volatility in metal prices and anticipating increased material costs, the Company actively monitors these risks. To mitigate any possible negative impacts from these changes, it has implemented and may continue to implement various strategies, including price adjustments and productivity improvements.

Item 8.     Financial Statements and Supplementary Data

See the consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements for the information required by this item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Bel Fuse Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Bel Fuse Inc. (a New Jersey corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity and redeemable noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 24, 2026, expressed an unqualified opinion.

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

Goodwill and indefinite-lived intangible assets impairment assessment: Enercon reporting unit, Enercon Technologies Trademark and Milpower Source Trademark

As described further in Notes 1 and 5 to the consolidated financial statements, the Company performed a quantitative goodwill impairment assessment and an impairment assessment of indefinite‑lived intangible assets as of October 1, 2025. We identified the goodwill impairment assessment for the Enercon reporting unit and the impairment assessment of the Enercon Technologies and Milpower Source indefinite-lived trademarks as a critical audit matter.

The principal considerations for our determination that the quantitative goodwill impairment assessment for the Enercon reporting unit and the impairment assessment of Enercon Technologies and Milpower Source indefinite-lived trademarks are a critical audit matter are (i) the assessments required management to make significant estimates and assumptions in determining fair value, (ii) the high degree of auditor judgement and subjectivity in performing procedures and evaluating management’s significant assumptions relating to the revenue growth rate, and weighted average cost of capital (“WACC”) and (iii) the audit effort involved the use of professionals with specialized skills and knowledge.

Our audit procedures related to the quantitative goodwill impairment assessment for the Enercon reporting unit and the impairment assessment of Enercon Technologies and Milpower Source indefinite-lived trademarks included the following, among others:

●

We tested the design and operating effectiveness of relevant controls over management’s impairment assessment process, including controls over the development and review of key valuation assumptions and the appropriateness of the valuation models used.

●	We tested the forecasted revenue growth rate, by assessing the reasonableness of management’s forecasts compared to historical results and forecasted industry trends.

●	With the assistance of professionals with specialized skills and knowledge, we assessed the assumptions and methodologies used in developing the WACC by developing a range of independent estimates and comparing those to the rate selected by management.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Iselin, New Jersey

February 24, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Bel Fuse Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Bel Fuse Inc. (a New Jersey corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 24, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Iselin, New Jersey

February 24, 2026

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$57,800	$68,253
Held to maturity U.S. Treasury securities	-	950
Accounts receivable, net of credit losses of $671 and $1,336, at December 31, 2025 and 2024, respectively	121,490	111,376
Inventories	167,270	161,370
Unbilled receivables	9,747	4,994
Assets held for sale	-	2,062
Other current assets	28,454	24,525
Total current assets	384,761	373,530

Property, plant and equipment, net	48,428	47,879
Right-of-use assets	22,868	25,125
Related-party note receivable	-	2,937
Equity method investment	-	9,265
Intangible assets, net	217,966	231,948
Goodwill, net	214,821	208,036
Deferred income taxes	12,843	16,430
Other assets	33,513	34,639
Total assets	$935,200	$949,789

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$52,990	$49,182
Accrued expenses	49,710	53,031
Operating lease liability, current	8,029	7,954
Other current liabilities	16,716	17,902
Total current liabilities	127,445	128,069

Long-term liabilities:
Long-term debt	197,500	287,500
Operating lease liability, long-term	15,867	17,763
Liability for uncertain tax positions	17,524	18,127
Minimum pension obligation and unfunded pension liability	19,303	18,431
Deferred income taxes	29,684	28,916
Related-party note payable	-	4,995
Other long-term liabilities	9,203	4,826
Total liabilities	416,526	508,627

Commitments and contingencies (see Note 19)

Redeemable noncontrolling interest	93,161	80,586

Shareholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,115,263 shares outstanding at each date (net of 1,072,769 restricted treasury shares)	212	212
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 10,543,368 shares and 10,425,175 shares outstanding at December 31, 2025 and December 31, 2024, respectively (net of 3,218,307 restricted treasury shares)	1,058	1,046
Treasury stock (unrestricted; none outstanding at December 31, 2025, and at December 31, 2024)	-	-
Additional paid-in capital	38,315	31,514
Retained earnings	403,102	345,031
Accumulated other comprehensive loss	(17,174)	(17,227)
Total shareholders' equity	425,513	360,576
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$935,200	$949,789

See accompanying notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Net sales	$675,455	$534,792	$639,813
Cost of sales	411,037	332,434	423,964
Gross profit	264,418	202,358	215,849

Research and development costs	30,867	23,586	22,487
Selling, general and administrative expenses	125,828	110,616	99,091
Impairment of CUI tradename	-	400	-
Restructuring (credits) charges	(677)	3,459	10,114
Gain on sale of properties	(5,701)	-	(3,819)
Earnout liability adjustments	3,105	-	-
Income from operations	110,996	64,297	87,976

Gain on sale of Czech Republic business	-	-	980
Interest expense	(14,751)	(4,078)	(2,850)
Interest income	1,035	4,754	1,697
Impairment of equity method investment and related party notes	(13,087)	-	-
Other income (expense), net	10,857	(3,165)	(4,503)
Earnings before provision for income taxes	95,050	61,808	83,300

Provision for income taxes	20,939	12,616	9,469
Net earnings available to common shareholders	74,111	49,192	73,831

Less: Net earnings attributable to noncontrolling interest	3,452	484	-
Redemption value adjustment attributable to noncontrolling interest	9,123	7,748	-
Net earnings attributable to Bel Fuse shareholders	$61,536	$40,960	$73,831

Net earnings per common share:
Class A common shares - basic and diluted	$4.65	$3.10	$5.52
Class B common shares - basic	$4.91	$3.28	$5.83
Class B common shares - diluted	$4.90	$3.28	$5.83

Weighted-average shares outstanding:
Class A common shares - basic and diluted	2,115	2,124	2,142
Class B common shares - basic	10,525	10,491	10,634
Class B common shares - diluted	10,546	10,491	10,634

See accompanying notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Net earnings available to common shareholders	$74,111	$49,192	$73,831

Other comprehensive income:
Currency translation adjustment, net of taxes of $0, $36 and ($93)	2,476	(5,543)	6,684
Unrealized losses on interest rate swap cash flow hedge, net of taxes of $0 in all periods	(1,823)	(1,231)	(1,579)
Unrealized holding gains on marketable securities arising during the period, net of taxes of $0 in all periods	-	2	1
Change in unfunded SERP liability, net of taxes of ($179), ($465) and ($161)	(600)	1,582	(597)
Other comprehensive income (loss)	53	(5,190)	4,509
Comprehensive income	$74,164	$44,002	$78,340
Comprehensive income attributable to noncontrolling interest	$3,452	$484	$-
Comprehensive income attributable to Bel shareholders	$70,712	$43,518	$78,340

See accompanying notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(in thousands, except per share data)

	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Class A Common Stock	Class A # of Shares	Class B Common Stock	Class B # of Shares	Treasury Stock	Additional Paid-In Capital	Total shareholders' equity	Redeemable Noncontrolling Interest
Balance at December 31, 2022	$237,188	$(16,546)	$214	2,142	$1,067	10,643	$(349)	$40,772	$262,346	$-
Net earnings	73,831	-	-	-	-	-	-	-	73,831	-
Dividends declared:
Class A Common Stock, $0.24/share	(512)	-	-	-	-	-	-	-	(512)	-
Class B Common Stock, $0.28/share	(2,997)	-	-	-	-	-	-	-	(2,997)	-
Issuance of restricted common stock	-	-	-	-	1	10	-	(1)	-	-
Forfeiture of restricted common stock	-	-	-	-	(3)	(31)	-	3	-	-
Repurchase of treasury stock	-	-	-	-	-	(2)	(105)	-	(105)	-
Foreign currency translation adjustment, including writeoff of $2,724 related to liquidation of foreign subsidiary, net of taxes of ($93)	-	6,684	-	-	-	-	-	-	6,684	-
Unrealized gains on interest rate swap cashflow hedge, net of taxes of $0	-	(1,579)	-	-	-	-	-	-	(1,579)	-
Unrealized holding gains on marketable securities, net of taxes of $0	-	1	-	-	-	-	-	-	1	-
Stock-based compensation expense	-	-	-	-	-	-	-	3,486	3,486	-
Change in unfunded SERP liability, net of taxes of ($161)	-	(597)	-	-	-	-	-	-	(597)	-
Balance at December 31, 2023	307,510	(12,037)	214	2,142	1,065	10,620	(454)	44,260	340,558	-

Acquisition resulting in redeemable noncontrolling interest ("NCI")	-	-	-	-	-	-	-	-	-	72,354
Redemption value adjustment on redeemable NCI	-	-	-	-	-	-	-	-	-	7,748
Net earnings	40,960	-	-	-	-	-	-	-	40,960	484
Dividends declared:
Class A Common Stock, $0.24/share	(508)	-	-	-	-	-	-	-	(508)	-
Class B Common Stock, $0.28/share	(2,931)	-	-	-	-	-	-	-	(2,931)	-
Issuance of restricted common stock	-	-	-	-	6	58	-	(6)	-	-
Forfeiture of restricted common stock	-	-	-	-	(1)	(17)	-	1	-	-
Purchase of common stock	-	-	(2)	(27)	(24)	(236)	(16,053)	26	(16,053)	-
Cancellation of treasury shares	-	-	-	-	-	-	16,507	(16,507)	-	-
Foreign currency translation adjustment, net of taxes of $36	-	(5,543)	-	-	-	-	-	-	(5,543)	-
Unrealized losses on interest rate swap cash flow hedge, net of taxes of $0	-	(1,231)	-	-	-	-	-	-	(1,231)	-
Unrealized holding gains on marketable securities, net of taxes of $0	-	2	-	-	-	-	-	-	2	-
Stock-based compensation expense	-	-	-	-	-	-	-	3,740	3,740	-
Change in unfunded SERP liability, net of taxes of ($465)	-	1,582	-	-	-	-	-	-	1,582	-
Balance at December 31, 2024	345,031	(17,227)	212	2,115	1,046	10,425	-	31,514	360,576	80,586

Redemption value adjustment on redeemable NCI	-	-	-	-	-	-	-	-	-	9,123
Net earnings	61,536	-	-	-	-	-	-	-	61,536	3,452
Dividends declared:									-
Class A Common Stock, $0.24/share	(508)	-	-	-	-	-	-	-	(508)	-
Class B Common Stock, $0.28/share	(2,957)	-	-	-	-	-	-	-	(2,957)	-
Issuance of restricted common stock	-	-	-	-	13	129	-	(13)	-	-
Forfeiture of restricted common stock	-	-	-	-	(1)	(11)	-	1	-	-
Foreign currency translation adjustment, net of taxes of $0	-	2,476	-	-	-	-	-	-	2,476	-
Unrealized losses on interest rate swap cash flow hedge, net of taxes of $0	-	(1,823)	-	-	-	-	-	-	(1,823)	-
Share-based compensation expense	-	-	-	-	-	-	-	6,813	6,813	-
Change in unfunded SERP liability, net of taxes of ($179)	-	(600)	-	-	-	-	-	-	(600)	-
Balance at December 31, 2025	$403,102	$(17,174)	$212	2,115	$1,058	10,543	$-	$38,315	$425,513	$93,161

See accompanying notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net earnings	$74,111	$49,192	$73,831
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment of equity method investment and related party notes	13,087	-	-
Depreciation and amortization	26,592	16,457	13,312
Stock-based compensation	6,813	3,740	3,486
Amortization of deferred financing costs	1,547	151	33
Deferred income taxes benefit/(expense)	1,379	(6,267)	(3,872)
Net unrealized (gains)/losses on foreign currency revaluation	(12,703)	1,456	1,356
Gains on sale/disposal of property, plant and equipment	(5,701)	-	(2,117)
Gain on sale of Czech Republic business	-	-	(980)
Other, net	2,219	2,345	(1,037)
Changes in operating assets and liabilities:
Accounts receivable	(8,609)	(6,817)	22,500
Unbilled receivables	(4,753)	7,800	5,451
Inventories	(2,415)	15,121	33,613
Other current assets	(1,636)	(2,357)	(217)
Other assets	(1,604)	5,972	2,971
Accounts payable	2,441	139	(22,745)
Accrued expenses	195	(7,068)	5,356
Accrued restructuring costs	(5,078)	215	(1,228)
Other liabilities	(1,617)	(5,006)	(16,388)
Income taxes payable	(3,656)	(1,009)	(4,976)
Net cash provided by operating activities	80,612	74,064	108,349

Cash flows from investing activities:
Purchase of property, plant and equipment	(12,002)	(14,108)	(12,126)
Purchases of held to maturity U.S. Treasury securities	-	(131,309)	(59,992)
Proceeds from held to maturity securities	950	167,907	19,918
Payment for equity method investment	-	-	(10,282)
Investment in related party notes receivable	-	(785)	(2,152)
Proceeds from disposal/sale of property, plant and equipment	7,804	883	6,036
Acquisition of business, net of cash acquired	-	(320,481)	-
Proceeds from sale of business	-	-	5,063
Net cash used in investing activities	(3,248)	(297,893)	(53,535)

(continued)

BEL FUSE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Dividends paid to common shareholders	(3,465)	(3,453)	(3,492)
Purchase of treasury stock	-	(16,053)	(105)
Deferred financing costs	(681)	(1,736)	-
Borrowings under revolving line of credit	-	242,500	5,000
Proceeds of long-term debt	8,000	-	-
Repayments under revolving line of credit	(98,000)	(15,000)	(40,000)
Net cash (used in) provided by financing activities	(94,146)	206,258	(38,597)
Effect of exchange rate changes on cash	6,329	(3,547)	2,888

Net (decrease) increase in cash and cash equivalents	(10,453)	(21,118)	19,105
Cash and cash equivalents - beginning of year	68,253	89,371	70,266
Cash and cash equivalents - end of year	$57,800	$68,253	$89,371

Supplemental cash flow information:
Cash paid during the year for:
Income taxes, net of refunds received	$23,731	$22,952	$25,056
Interest payments	$14,792	$5,795	$4,729
Redeemable noncontrolling interest assumed in exchange for acquired net assets	$-	$72,354	$-
ROU assets obtained in exchange for lease obligations	$4,763	$6,870	$5,999

See accompanying notes to consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

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

Principles of Consolidation - The consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries. In accordance with the guidance under ASC Topic 810 "Consolidations", while the Company only owns an 80% interest in Enercon, the accompanying consolidated financial statements include 100% of Enercon's financial activity since the effective date of the acquisition. The redeemable noncontrolling interest is reported in the mezzanine (temporary equity) section of the accompanying consolidated balance sheet at December 31, 2025  and December 31, 2024. All intercompany transactions and balances have been eliminated in consolidation.

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

The Company has held to maturity securities comprised of U.S. Treasury Bills. These investments were classified as held to maturity as the Company had the intent and ability to hold these investments until they matured. The table below shows the amortized costs, associated gross unrealized gains and associated fair value of the held to maturity securities at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

Held to maturity U.S. Treasury securities
Amortized Cost	$-	$950
Gross Unrealized Gain	$-	$26
Fair Value	$-	$977

In determining the fair value of the Company's held to maturity U.S. Treasury securities, the Company utilized Level 1 inputs of the market price for comparable securities as of December 31, 2025 and on December 31, 2024.

Allowance for Credit Losses - The Company currently measures the expected credit losses based on our historical credit loss experience. The Company has not experienced significant recent or historical credit losses and is not forecasting any significant credit losses which would require adjustments to our methodology. If current conditions and supportable forecasts indicate that our historical loss experience is not reasonable and no longer supportable, the Company may adjust its historical credit loss experience to reflect these conditions and forecasts. The Company regularly analyzes its significant customer accounts and, when the Company becomes aware of a customer’s inability to meet its financial obligations, the Company records a specific reserve for bad debt to reduce the related receivable to the amount the Company reasonably believes is collectible. Aside from the related party loan further described in Note 2 "Investment and Impairment in Innolectric", there were no significant impairment losses related to our receivables in 2025 or 2024.

Effects of Foreign Currency – In non-U.S. locations that are not considered highly inflationary, we translate the non-equity components of our foreign balance sheets at the end of period exchange rates with translation adjustments accumulated within shareholders' equity on our consolidated balance sheets. We translate the statements of operations at the average exchange rates during the applicable period. In connection with foreign currency denominated transactions, including multi-currency intercompany payable and receivable transactions and loans, the Company incurred net realized and unrealized currency exchange (losses) gains of $10.8 million, ($1.9) million and ($1.4) million for the years ended December 31, 2025, 2024 and 2023, respectively, which were included in other expense, net on the consolidated statements of operations.

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

Identifiable intangible assets consist primarily of patents, licenses, trademarks, trade names, customer lists and relationships, non-compete agreements and technology-based intangibles and other contractual agreements. We amortize finite-lived identifiable intangible assets over the shorter of their stated or statutory duration or their estimated useful lives, ranging from 1 to 17 years, on a straight-line basis to their estimated residual values and periodically review them for impairment. Total identifiable intangible assets comprise 23.3% and 24.4% at December 31, 2025 and 2024, respectively, of our consolidated total assets.

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

Impairment and Disposal of Long-Lived Assets – For definite-lived intangible assets, such as customer relationships, contracts, intellectual property, and for other long-lived assets, such as property, plant and equipment, whenever impairment indicators are present, we perform a review for impairment. We calculate the undiscounted value of the projected cash flows associated with the asset, or asset group, and compare this estimated amount to the carrying amount. If the carrying amount is found to be greater, we record an impairment loss for the excess of book value over the fair value. In addition, in all cases of an impairment review, we re-evaluate the remaining useful lives of the assets and modify them, as appropriate. At December 31, 2025, no property was classified as assets held for sale within other current assets on the accompanying condensed consolidated balance sheets. Accordingly, no impairment testing was performed during 2025. At December 31, 2024, a total of $2.1 million of property was classified as assets held for sale (within other current assets) on the accompanying consolidated balance sheet, related to properties in the People’s Republic of China ("PRC") and Glen Rock, Pennsylvania, which were being exited in connection with recent restructuring initiatives and facility consolidation efforts. These assets were evaluated for impairment during 2024, and it was determined that no impairment existed.

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

Redeemable Noncontrolling Interests - The Company reports noncontrolling interests in the mezzanine (“temporary equity”) section, between liabilities and equity, of the consolidated balance sheets, to the extent that such noncontrolling interests have redemption features, such as a put/call option (which did not qualify for bifurcation), that is redeemable at a fixed or determinable price on a fixed or determinable date at the option of the holder, or upon the occurrence of an event that is not solely within the control of the Company. Due to its redeemable features that are outside the control of the Company, the redeemable noncontrolling interest is and will continue to be reported in the mezzanine section in the consolidated balance sheets for as long as the put option is exercisable by the option holder. The carrying amount of the redeemable noncontrolling interest, initially valued at fair value as part of acquisition accounting, is adjusted each reporting period to equal the greater of the (i) redemption value or (ii) carrying value of the noncontrolling interest, adjusted each reporting period for income or loss attributable to the noncontrolling interest and any distributions made to date. This subsequent valuation method is in accordance with policy elections made by the Company in its accounting for the redeemable noncontrolling interest. The redemption value is calculated based on a pre-determined multiple of trailing twelve-months EBITDA (as defined in the Purchase Agreement as further described in Note 3, "Acquisition". Any measurement adjustments, if applicable, to the redeemable noncontrolling interest are recognized as an adjustment to net earnings attributable to noncontrolling interest on the consolidated statement of operations. Net earnings attributable to redeemable noncontrolling interest is classified below net earnings. Earnings per share is determined after the impact of the redeemable noncontrolling interest's share in net earnings of the Company. Refer to Note 3, "Acquisition", herein for further details related to the redeemable noncontrolling interest.

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

Earnings per Share – We utilize the two-class method to report our earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. The Company's Restated Certificate of Incorporation, as amended, states that the Company's Class B common shares, par value $0.10 per share (the "Class B common stock," "Class B common shares" or "Class B shares"), are entitled to dividends at least 5% greater than dividends paid to Class A common shares, par value $0.10 per share (the "Class A common stock," "Class A common shares" or "Class A shares," and collectively with the Class B common stock, the "common stock" or the "common shares"), resulting in the two-class method of computing earnings per share.  In computing earnings per share, the Company has allocated dividends declared to Class A and Class B shares based on amounts actually declared for each class of stock and 5% more of the undistributed earnings have been allocated to Class B shares than to the Class A shares on a per share basis. Basic earnings per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share, for each class of common stock, are computed by dividing net earnings by the weighted-average number of common shares and potential common shares outstanding during the period. There were no potential common shares outstanding during the years ended December 31, 2025, 2024 or 2023 which would have had a dilutive effect on earnings per share.

The earnings and weighted average shares outstanding used in the computation of basic and diluted earnings per share are as follows:

	Years Ended December 31,
	2025	2024	2023
Numerator:
Net earnings attributable to Bel shareholders	$61,536	$40,960	$73,831
Less dividends declared:
Class A	508	508	512
Class B	2,957	2,931	2,997
Undistributed earnings	$58,071	$37,521	$70,322

Undistributed earnings allocation:
Class A undistributed earnings	$9,329	$6,064	$11,318
Class B undistributed earnings	48,742	31,457	59,004
Total undistributed earnings	$58,071	$37,521	$70,322

Net earnings allocation:
Class A net earnings	$9,837	$6,572	$11,830
Class B net earnings	51,699	34,388	62,001
Net earnings	$61,536	$40,960	$73,831

Denominator:
Weighted average shares outstanding:
Class A - Basic and Diluted	2,115	2,124	2,142
Class B - Basic	10,525	10,491	10,634
Class B - Diluted	10,546	10,491	10,634

Net earnings per share attributable to Bel shareholders:
Class A - Basic and Diluted	$4.65	$3.10	$5.52
Class B - Basic	$4.91	$3.28	$5.83
Class B - Diluted	$4.90	$3.28	$5.83

Research and Development ("R&D") - Our engineering groups are strategically located around the world to facilitate communication with and access to customers' engineering personnel. This collaborative approach enables partnerships with customers for technical development efforts. On occasion, we execute non-disclosure agreements with our customers to help develop proprietary, next generation products destined for rapid deployment. R&D costs are expensed as incurred, and are shown as a separate line within operating expenses on the consolidated statements of operations. Generally, R&D is performed internally for the benefit of the Company. R&D costs include salaries, building maintenance and utilities, rents, materials, administration costs and miscellaneous other items. R&D expenses for the years ended  December 31, 2025, 2024 and 2023 amounted to $30.9 million, $23.6 million and $22.5 million, respectively.

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

Recently Issued Accounting Standards

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The Company adopted this ASU on a retrospective basis from 2023.  Refer to Note 10, "Income Taxes", for the inclusion of new disclosures required.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that prior to adoption of this guidance had been required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker ("CODM"). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. In the fourth quarter of 2024, the Company adopted this guidance and applied the amendments retrospectively to all prior periods presented in the accompanying financial statements. This adoption only impacted our disclosures and did not have any impact to our results of operations, cash flows and financial condition. See Note 14, "Segments", for applicable reportable segment disclosures required by this guidance.

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

Accounting Standards Issued But Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve disclosures about a PBE's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Such information is intended to allow investors to better understand an entity's performance, assess future cash flows, and compare performance over time and with other entities. The amendments will require PBEs to disclose in the notes to the financial statements, at each interim and annual reporting period, specific information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement, and the total amount of an entity's selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

2.	INVESTMENT AND IMPAIRMENT IN INNOLECTRIC

On February 1, 2023, the Company closed on a noncontrolling (one-third) investment in Germany-based innolectric AG (“innolectric”) for consideration of €8.0 million (approximately $8.8 million as of the February 2023 closing). Transaction costs associated with the Company's investment in innolectric amounted to $1.3 million and these costs had been recorded as part of the carrying value of the investment. Under the terms of the investment agreement, if innolectric achieved certain EBITDA thresholds within a specified timeframe, the Company would be committed to acquiring the remaining shares of innolectric at that time. The accompanying consolidated balance sheet as of December 31, 2024 reflects the fair value as of the February 2023 closing of the initial one-third equity method investment, inclusive of transaction costs, of $11.0 million, and a separate liability of $1.0 million associated with the net fair value of the put and call options related to the remaining shares pursuant to the agreement in the event certain profitability thresholds were met.

This passive investment was intended to create a strategic alliance focused on Electric Vehicles (“EV”) on-board power electronics, and in particular next generation fast-charging technology. Our investment in innolectric was accounted for using the equity method and we had determined that the innolectric investment was not a variable interest entity (VIE). Results from this investment have been included in Bel's Power Solution and Protection segment within other income (expense), net and amounted to losses of $0.4 million and $0.6 million during the years ended December 31, 2025 and 2024, respectively. The Company adopted a policy to record its share of innolectric's results on a one-month lag on a consistent basis to allow time for innolectric to provide its financial statements to Bel.

Related Party Transactions

From time to time, the Company provided cash loans to innolectric to fund working capital needs and further business development. At December 31, 2024, the Company had related party loans to innolectric in the aggregate amount of €2.8 million (approximately $2.9 million at the December 31, 2024 exchange rate). These loans bore interest at a rate of 5% per annum. These balances are shown as a related-party note receivable on the accompanying consolidated balance sheet at December 31, 2024.

Impairment and Write-off of Investment

On November 26, 2025, Bel's management concluded that an other-than-temporary impairment charge was required in connection with the Company’s noncontrolling minority investment in innolectric and related party notes receivable. This determination was made based upon indicators of impairment including the majority owner’s cessation of financial support of innolectric, which resulted in the commencement of insolvency proceedings against innolectric’s assets in the fourth quarter of 2025, together with other indicators of impairment including recent financial performance, changes in market conditions, and other relevant factors affecting innolectric’s business.

The Company assessed the carrying value of its investment and related party loans and determined that the decline in value was other than temporary. Indicators supporting this conclusion included significant adverse changes in innolectric’s business and financial condition, prolonged losses, and the cessation of financial support from the majority owner. As a result, Bel recorded a pre-tax impairment charge of approximately $13.1 million in the fourth quarter of 2025, consisting of:

●	Full impairment of the equity investment ($9.9 million)
●	Full impairment of related party loans ($4.3 million)
●	Derecognition of the call option liability ($1.1 million gain)

The impairment charge reflects the expectation that recovery of any material value from the investment or related loans is remote, given the priority of secured creditors and Bel’s minority position in the insolvency proceedings. The call option liability was derecognized as the option is no longer exercisable or has no value due to innolectric’s financial collapse. As of December 31, 2025, there is no value on the consolidated balance sheet related to the equity method investment, related party note receivable or call option liability.

3.	ACQUISITION

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

The potential Earnout Payments may become payable of up to $5.0 million for each of the fiscal 2025 and fiscal 2026 earnout periods (each, an “Earnout Period”), subject to Enercon’s achievement of certain specified EBITDA targets for each respective Earnout Period, as calculated and determined in accordance with the Purchase Agreement.  In the event that (i) the target for the respective Earnout Period has been achieved, the full $5.0 million Earnout Payment for the Earnout Period shall be payable, or (ii) achievement for the respective Earnout Period is at least 90% of the target level but less than 100% of the target level, then the amount payable in respect of the Earnout Payment for such Earnout Period shall be $2.5 million. In the event that achievement for the respective Earnout Period is less than 90% of the target level, no Earnout Payment shall be due for such period.

During the year ended December 31, 2024, the Company incurred $12.9 million of acquisition-related costs associated with the Transaction primarily for investment banker fees, legal fees, audit-related fees and other consulting costs. These costs are included in selling, general and administrative expenses on the consolidated statements of operations.

The accounting related to the Enercon acquisition has been completed as of the filing date of this Form 10-K. The following table presents the Company’s final determination of the acquisition date fair values of the consideration paid, identifiable net assets acquired, and goodwill. All valuations and the purchase price allocation are now finalized, and no further adjustments are anticipated.

	Acquisition Date
	Fair Values
	(as adjusted)
Cash	$3,590
Accounts receivable	21,088
Inventories	42,271	(a)
Other current assets	4,144
Property, plant and equipment	9,357	(b)
Intangible assets	189,700	(c)
Other assets	3,496
Total identifiable assets	273,646

Accounts payable	9,585
Accrued expenses	6,670
Other current liabilities	5,104
Noncurrent liabilities	34,331	(d)
Total liabilities assumed	55,690
Net identifiable assets acquired	217,956
Goodwill	186,714	(e)
Net assets acquired	$404,670

Cash paid	$324,071
Fair value of contingent consideration	3,300
Fair value of noncontrolling interest	72,354	(f)
Fair value of seller note	4,945	(g)
Fair value of consideration transferred	404,670
Deferred consideration	(80,599)
Total consideration paid	$324,071

(a)	The inventories noted include an step-up in fair value of $2.4 million.

(b)	The property, plant and equipment noted above includes a $3.7 million step-up based on acquisition-date fair value.

(c)

The fair value of identifiable intangible assets related to Enercon is shown in the table below. For those intangible assets with finite lives, the acquisition-date fair values will be amortized over their respective estimated future lives utilizing the straight-line method.

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

The results of operations of Enercon have been included in the Company’s consolidated financial statements for the period from November 1, 2024 through December 31, 2025. The activity between the accounting effective date of November 1, 2024 and the legal close date of November 14, 2024 was not material to Bel's financial statements. During the year ended December 31, 2024, Enercon contributed revenue of $20.8 million and net earnings of approximately $1.0 million to the Company’s consolidated financial results.

The following unaudited pro forma information presents a summary of the combined results of operations of the Company and the results of Enercon for the periods presented as if the Transaction had occurred on January 1, 2023, along with certain pro forma adjustments. These pro forma adjustments give effect to the amortization of certain definite-lived intangible assets, adjusted depreciation based upon fair value of assets acquired, interest expense and amortization of deferred financing costs related to the financing of the acquisition, and related tax effects. The 2023 unaudited pro forma net earnings were adjusted to include an non-recurring expense related to a fair value adjustment to acquisition-date inventory of $2.4 million ($1.8 million after tax) during the year ended December 31, 2023. The pro forma results do not reflect the realization of any potential cost savings, or any related integration costs. Certain cost savings may result from the acquisition; however, there can be no assurance that these cost savings will be achieved. The pro forma results also exclude the impact of any change in the redemption value of the noncontrolling interest. The unaudited pro forma results are presented for illustrative purposes only and are not necessarily indicative of the results that would have actually been obtained if the acquisition had occurred on the assumed dates, nor is the pro forma data intended to be a projection of results that may be obtained in the future:

	Year Ended
	December 31,
	2024	2023
Revenue, net	$632,130	$735,522
Net earnings	56,154	56,448
Less: Net earnings attributable to non-controlling interest	4,131	1,176
Net earnings attributable to Bel Fuse	$52,023	$55,272
Earnings per Class A common share - basic and diluted	$3.94	$4.13
Earnings per Class B common share - basic and diluted	$4.16	$4.37

During 2024, the acquisition of Enercon resulted in a noncontrolling interest holder who is entitled to a put option, giving the Sellers the ability to put their redeemable interest in the shares of the acquiree to the Company. Specifically, if exercised by the noncontrolling interest holder, the Company would be required to purchase the remaining 20% of the Seller's redeemable interest, at a redemption price during specified time period(s) stipulated in the Enercon acquisition agreement. Upon acquisition, the redeemable noncontrolling interest was initially valued at a fair value of $72.4 million. The redeemable noncontrolling interest recorded on the accompanying consolidated balance sheet at December 31, 2025 and December 31, 2024 will remain in temporary equity until the applicable put-call option is either fully exercised or expires. At December 31, 2025 and December 31, 2024, the redeemable noncontrolling interest was adjusted to reflect its redemption value of $93.2 million and $80.6 million, respectively. The redemption value of the redeemable noncontrolling interest is generally calculated using Level 3 unobservable inputs based on a multiple of earnings. A roll forward of the redeemable noncontrolling interest for the years ended December 31, 2025 and December 31, 2024 is included in the accompanying consolidated statements of shareholders' equity and redeemable noncontrolling interest.

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

Since the customer agrees to a stated price for each product on each purchase order, the majority of contracts are not subject to variable consideration. However, the "ship and debit" arrangements with distributors, royalty income associated with our licensing agreements, and the product returns described above are each deemed to be variable consideration which requires the Company to make constrained estimates based on historical data. At the time of adoption, the Company elected to apply the practical expedient permitted under ASC Topic 606, “Revenue from Contracts with Customers.” This expedient allows entities not to adjust the promised consideration in a contract for the effects of a significant financing component if the period between the transfer of control of goods or services to the customer and receipt of payment is one year or less. The Company assessed its contracts and determined that the timing difference between the transfer of control and payment is typically less than one year. Accordingly, the Company recognizes revenue at the amount of consideration to which it expects to be entitled without separately presenting or recognizing interest income or interest expense related to the timing of payment.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by geographic region and sales channel, and includes a reconciliation of the disaggregated revenue to our reportable segments:

	Year Ended December 31, 2025
	Power Solutions	Connectivity	Magnetic
	and Protection	Solutions	Solutions	Consolidated
By Geographic Region:
North America	$226,664	$184,839	$35,869	$447,372
EMEA	58,765	42,252	3,569	104,586
Asia	71,376	5,195	46,926	123,497
	$356,805	$232,286	$86,364	$675,455

By Sales Channel:
Direct to customer	$280,123	$152,458	$64,062	$496,643
Through distribution	76,682	79,828	22,302	178,812
	$356,805	$232,286	$86,364	$675,455

	Year Ended December 31, 2024
	Power Solutions	Connectivity	Magnetic
	and Protection	Solutions	Solutions	Consolidated
By Geographic Region:
North America	$161,496	$172,477	$28,187	$362,160
EMEA	57,010	42,581	4,700	104,291
Asia	27,045	5,312	35,984	68,341
	$245,551	$220,370	$68,871	$534,792

By Sales Channel:
Direct to customer	$170,357	$138,377	$49,047	$357,781
Through distribution	75,194	81,993	19,824	177,011
	$245,551	$220,370	$68,871	$534,792

	Year Ended December 31, 2023
	Power Solutions	Connectivity	Magnetic
	and Protection	Solutions	Solutions	Consolidated
By Geographic Region:
North America	$233,016	$172,518	$42,259	$447,793
EMEA	57,567	32,689	8,263	98,519
Asia	23,522	5,365	64,614	93,501
	$314,105	$210,572	$115,136	$639,813

By Sales Channel:
Direct to customer	$221,828	$130,893	$86,608	$439,329
Through distribution	92,277	79,679	28,528	200,484
	$314,105	$210,572	$115,136	$639,813

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

The balances of the Company's contract assets and contract liabilities at December 31, 2025, 2024, and 2023 are as follows:

	December 31,	December 31,	December 31,
	2025	2024	2023
Contract assets - current (unbilled receivables)	$9,747	$4,994	$12,793
Contract liabilities - current (deferred revenue)	$9,767	$6,120	$3,046
Accounts receivable, net	$121,490	$111,376	$84,129

The change in balance of our unbilled receivables from December 31, 2024 to  December 31, 2025 primarily relates to a timing difference between the Company's performance (i.e. when our product is shipped to a customer-controlled hub) and the point at which the Company can invoice the customer per the terms of the customer contract (i.e. when the customer pulls our product from the customer-controlled hub). The deferred revenue balance is included within other current liabilities on the accompanying balance sheets.

A tabular presentation of the activity within the deferred revenue account for the years ended  December 31, 2025 and December 31, 2024 are presented below:

	Years Ended December 31,
	2025	2024
Balance, January 1	$6,120	$3,046
New advance payments received	94,624	17,551
Recognized as revenue during period	(90,977)	(14,469)
Currency translation	-	(8)
Balance, December 31	$9,767	$6,120

Transaction Price Allocated to Future Obligations:

The aggregate amount of transaction price allocated to remaining performance obligations that have not been fully satisfied as of  December 31, 2025 related to contracts that exceed one year in duration amounted to $20.2 million, with expected contract expiration dates that range largely from 2027 – 2030. It is expected that $2.7 million of this aggregate amount will be recognized in 2027, $0.5 million will be recognized in 2028 and the remainder will be recognized in years beyond 2028. The majority of the Company's orders received (but not yet shipped) at  December 31, 2025 is related to contracts that have an original expected duration of one year or less, for which the Company is electing to utilize the practical expedient available within the guidance, and are excluded from the transaction price related to these future obligations. The Company will generally satisfy the remaining performance obligations as we transfer control of the products ordered to our customers.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price and related acquisition costs over the fair value assigned to the net tangible and other intangible assets acquired in a business acquisition. At December 31, 2025 and 2024, the Company's reportable operating segments were as follows:

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

The changes in the carrying value of goodwill classified by our segment reporting structure for the year ended  December 31, 2025 are as noted in the table below.

	Total	Power Solutions & Protection	Connectivity Solutions	Magnetic Solutions
Balance at January 1, 2024:
Goodwill, gross	$26,642	$18,623	$8,019	$-
Goodwill, net	$26,642	$18,623	$8,019	$-

Goodwill allocation related to acquisition	182,905	182,905	-	-
Foreign currency translation	(1,511)	(1,441)	(70)	-

Balance at December 31, 2024:
Goodwill, gross	$208,036	$200,087	$7,949	$-
Goodwill, net	$208,036	$200,087	$7,949	$-

Goodwill allocation related to acquisition	3,809	$3,809	$-	$-
Foreign currency translation	2,976	2,581	395	-

Balance at December 31, 2025:
Goodwill, gross	$214,821	$206,477	$8,344	$-
Goodwill, net	$214,821	$206,477	$8,344	$-

During the year ended December 31, 2025, the Company recorded a measurement period adjustment of $3.8 million attributable to tax liabilities, with a corresponding increase to goodwill. This adjustment resulted from the finalization of the purchase price allocation following the filing of the Company's tax return on October 15, 2025. The adjustment reflects a refinement to estimated amounts previously recognized at the Enercon acquisition date and impacted only the balance sheet, with no effect on the current-period statement of comprehensive income. During the year ended December 31, 2024, the Company recognized $182.9 million of goodwill related to the Enercon acquisition, as further discussed in Note 3, "Acquisition". The Company has accumulated impairment charges totaling $137.5 million, which were incurred under a former segment and reporting unit structure which was in place prior to October 1, 2019.

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

2025 Annual Impairment Test

On October 1, 2025, the Company completed a quantitative assessment of our annual goodwill impairment test for our four existing reporting units. We concluded that the fair value of the Company's Power Solutions and Protection (excluding Enercon and CUI), Connectivity Solutions, Enercon and CUI reporting units exceeded the carrying value and that there was no indication of impairment.

The excess of estimated fair values over carrying value, including goodwill for each of our reporting units that had goodwill as of the 2025 annual impairment test were as follows:

Reporting Unit	% by Which Estimated Fair Value Exceeds Carrying Value
Power Solutions and Protection (excluding CUI)	540%
Connectivity Solutions	391%
CUI	72%
Enercon	56%

2024 Annual Impairment Test

On October 1, 2024, the Company completed a quantitative assessment of our annual goodwill impairment test for our Power Solutions and Protection (excluding CUI), Connectivity Solutions, and CUI reporting units.  The Company performed a qualitative analysis (Step 0) on the reporting units as of the October 1, 2024 testing date and concluded that the fair value these reporting units exceeded the carrying value and that there was no indication of impairment.

As noted above, the fair value determined in connection with the goodwill impairment test completed in the fourth quarter of 2025 exceeded the carrying value for each reporting unit. Therefore, there was no impairment of goodwill. However, i f the fair value decreases in future periods, the Company may need to complete an interim goodwill impairment test and any potential goodwill impairment charge would be dependent upon the estimated fair value of the reporting unit at that time and the outcome of the impairm ent test. The fair values of the assets and liabilities of the reporting unit, including the intangible assets, could vary depending on various factors.

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

The Company tests indefinite-lived intangible assets for impairment using a fair value approach, the relief-from-royalty method (a form of the income approach). At December 31, 2025, the Company's indefinite-lived intangible assets related to the trademarks acquired in the Enercon, CUI, Power Solutions, Connectivity Solutions, Cinch and Fibreco acquisitions.

The components of definite and indefinite-lived intangible assets are as follows:

	December 31, 2025			December 31, 2024
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents, licenses and technology	$56,417	$15,642	$40,775	$56,628	$12,589	$44,039
Customer relationships	187,723	48,936	138,787	186,683	36,953	149,730
Trademarks	38,563	159	38,404	38,337	158	38,179

	$282,703	$64,737	$217,966	$281,648	$49,700	$231,948

The increases in gross carrying amounts noted above as of December 31, 2025 related intangibles acquired in connection with the Enercon transaction, as further detailed in Note 3, "Acquisition". Amortization expense was $14.8 million, $6.5 million and $4.7 million during each of 2025, 2024 and 2023 respectively.

Estimated amortization expense for intangible assets for the next five years is as follows:

December 31,	Amortization Expense
2026	$14,781
2027	14,781
2028	14,715
2029	13,612
2030	12,259

2025 and 2024 Impairment Tests

The Company completed its annual indefinite-lived intangible assets impairment test as of October 1, 2025 and October 1, 2024. At the October 1, 2025 testing date, it was concluded that no indication of impairment was evident at the October 1, 2025 test date for the Company's indefinite-lived intangible assets. At the October 1, 2024 testing date, it was concluded that an impairment existed related to the Company's CUI tradename given the trade restrictions with one of its large suppliers in the PRC. In connection with the trade restriction, and the resulting loss of sales to our customers, the Company recorded a $0.4 million impairment charge related to the CUI tradename within the Company's Power Solutions and Protection segment during the year ended December 31, 2024. Management has concluded that the fair value of these trademarks exceeded the related carrying values at December 31, 2025 and  December 31, 2024, with no indication of impairment at either date.

6.	FAIR VALUE MEASUREMENTS

The following tables show the Company's cash, cash equivalents and other marketable and held to maturity securities by significant investment category as of December 31, 2025 and 2024:

	December 31, 2025
	Carrying value	Fair value	Cash and cash equivalents	Other Current Assets
Cash	$57,531	$57,531	$57,531	$-
Level 1:
Money market funds	1	1	1	-
Money market funds (Rabbi Trust)	586	586	-	586
Subtotal	587	587	1	586
Level 2:
Certificates of deposit and time deposits	1,859	2,121	268	1,591
Subtotal	1,859	2,121	268	1,591
Total	$59,977	$60,239	$57,800	$2,177

	December 31, 2024
	Carrying value	Fair value	Cash and cash equivalents	Other Current Assets
Cash	$66,917	$66,917	$66,917	$-
Level 1:
Money market funds	1	1	1	-
Money market funds (Rabbi Trust)	566	566	-	566
Subtotal	567	567	1	566
Level 2:
Certificates of deposit and time deposits	2,938	3,348	1,335	1,602
Subtotal	2,938	3,348	1,335	1,602
Total	$70,422	$70,832	$68,253	$2,168

As of December 31, 2025 and 2024, our available-for-sale securities primarily consisted of investments held in a rabbi trust which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations. These securities are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs and amounted to $0.6 million at December 31, 2025 and $0.6 million at December 31, 2024.

Throughout 2025 and 2024, the Company entered into a series of foreign currency forward contracts, the fair value of which was $1.8 million at  December 31, 2025 and ($1.0) million at December 31, 2024. The estimated fair value of foreign currency forward contracts is based on quotes received from the applicable counterparty, and represents the estimated amount we would receive or pay to settle the contracts, taking into consideration current exchange rates which can be validated through readily observable data from external sources (Level 2).

The Company is a party to two interest rate swap agreements as further described in Note 13, "Derivative Instruments and Hedging Activities". The fair value of the interest rate swap agreements was $0.9 million and $2.7 million at December 31, 2025 and 2024, respectively, which was based on data received from the counterparty, and represents the estimated amount we would receive or pay to settle the agreements, taking into consideration current and projected future interest rates as well as the creditworthiness of the parties, all of which can be validated through readily observable data from external sources.

The fair values of our derivative financial instruments (which are measured using Level 2 fair value inputs) and their classifications in our consolidated balance sheets as of December 31, 2025 and 2024 were as follows:

	Balance Sheet Classification	December 31, 2025	December 31, 2024
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Other current assets	$294	$-
Non designated as hedging instruments	Other current assets	1,504	-
Interest rate swap agreements:
Designated as a cash flow hedge	Other assets	905	2,730
Total derivative assets		$2,703	$2,730

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Other current liabilities	$-	$116
Not designated as hedging instruments	Other current liabilities	-	919
Total derivative liabilities		$-	$1,035

In connection with the acquisition of Enercon as further described in Note 3, "Acquisition", the Sellers are eligible to receive the potential Earnout Payments based on the achievement of certain financial metrics in 2025 and 2026 Earnout Periods. As this contingent consideration will be settled in cash by Bel if the related metrics are achieved, this contingent consideration has been classified as a liability on the accompanying balance sheets at  December 31, 2025 and December 31, 2024. The earnout liabilities were initially recorded at a fair value of $3.3 million at the acquisition date, with subsequent remeasurement to fair value as of the balance sheet dates calculated using Level 3 unobservable inputs. At December 31, 2025 and 2024, inputs to the valuation approach for the contingent earnout liabilities include the Company's forecasted Enercon EBITDA (as defined under the terms of the Purchase Agreement) for each of 2025 and 2026, an estimated EBITDA volatility measure of 52.1%, an expected term of 2 years and a discount rate on the Earnout Payments of 6.66%. The fair value of the earnout liabilities as of December 31, 2025 and 2024 were as follows:

		Level 3
	Balance Sheet Classification	December 31, 2025	December 31, 2024
Contingent Liabilities:
Earnout Payment liability - 2025	Other current liabilities	$4,916	$2,041
Earnout Payment liability - 2026	Other long-term liabilities	1,709	1,446
		$6,625	$3,487

The change in the earnout liability balances from December 31, 2024 to December 31, 2025 relate solely to changes in the fair value of the Earnout Payments which have been recognized through earnings during the year ended December 31, 2025.

Aside from the earnout liability described above, the Company does not have any other financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during 2025 or 2024. There were no changes to the Company’s valuation techniques used to measure asset fair values on a recurring or nonrecurring basis during 2025.

During the year ended December 31, 2025, the Company performed its annual impairment test of indefinite-lived intangible assets and determined that no impairment charges were required. In the prior year, ended December 31, 2024, the Company recorded an adjustment to the carrying value of the CUI tradename, reducing it to its estimated fair value. This adjustment was recognized as an impairment loss within the consolidated statements of operations. Aside from the CUI tradename impairment in 2024, the Company did not have any other financial assets or indefinite-lived intangible assets measured at fair value on a nonrecurring basis as of December 31, 2025 or December 31, 2024. The Company does not have any financial assets measured at fair value on a nonrecurring basis as of either reporting date, except as noted above.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature. The fair value of the Company’s long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities. At December 31, 2025 and 2024, the estimated fair value of total debt was $196.5 million and $286.6 million, respectively, compared to a carrying amount of $197.5 million and $287.5 million, respectively. The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of December 31, 2025.

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

At December 31, 2025 and 2024, the Company had obligations of $18.9 million and $18.0 million, respectively, associated with its SERP. As a means of informally funding these obligations, the Company has invested in life insurance policies related to certain employees and marketable securities held in a rabbi trust. At December 31, 2025 and 2024, these assets had a combined value of $18.4 million and $17.0 million, respectively.

Company-Owned Life Insurance

Investments in company-owned life insurance policies ("COLI") were made with the intention of utilizing them as a long-term funding source for the Company's SERP obligations. However, the cash surrender value of the COLI does not represent a committed funding source for these obligations. Any proceeds from these policies are subject to claims from creditors. The cash surrender value of the COLI of $17.8 million and $16.4 million at December 31, 2025 and 2024, respectively, is included in other assets in the accompanying consolidated balance sheets. The volatility in global equity markets in recent years has also had an effect on the cash surrender value of the COLI policies. The Company recorded income to account for the increase in cash surrender value in the amount of $1.4 million, $1.3 million and $1.3 million during the years ended December 31, 2025, 2024 and 2023, respectively. These fluctuations are classified as other income (expense), net on the consolidated statements of operations for all periods presented. This classification is consistent with the costs associated with the long-term employee benefit obligations that the COLI is intended to fund.

Other Investments

At December 31, 2025 and 2024, the Company held, in the aforementioned rabbi trust, available-for-sale investments at a cost of $0.6 million at each date. Together with the COLI described above, these investments are intended to fund the Company's SERP obligations and are classified as other assets in the accompanying consolidated balance sheets. The Company monitors these investments for impairment on an ongoing basis. At December 31, 2025 and 2024, the fair market value of these investments was $0.6 million at each date.

8.	INVENTORIES

The components of inventories are as follows:

	December 31,
	2025	2024
Raw materials	$73,629	$74,750
Work in progress	58,076	53,569
Finished goods	35,565	33,051
Inventories	$167,270	$161,370

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	December 31,
	2025	2024
Land	$130	$115
Buildings and improvements	16,408	19,385
Machinery and equipment	103,445	99,747
Construction in progress	7,114	5,243
	127,097	124,490
Accumulated depreciation	(78,669)	(76,611)
Property, plant and equipment, net	$48,428	$47,879

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $11.8 million, $9.9 million and $8.6 million, respectively. At December 31, 2025, no property was classified as assets held for sale within other current assets on the accompanying condensed consolidated balance sheets. At  December 31, 2024, a total of $2.1 million of property was classified as assets held for sale on the accompanying consolidated balance sheet related to several buildings in Zhongshan, PRC and Glen Rock, Pennsylvania.

10.	INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2022 and for state examinations before 2019. Regarding foreign subsidiaries, the Company is no longer subject to examination by tax authorities for years before 2015 in Asia and generally 2017 in Europe.

On July 4, 2025, the United States Congress enacted The One Big Beautiful Bill Act (the “Act”) which includes several significant corporate provisions, including the restoration of 100% bonus depreciation; the immediate expensing of domestic research and experimentation expenditures; modifications to the Section 163(j) interest limitations; and updates to the rules for global intangible low-taxes income and foreign-derived intangible income. The Company recognized the impacts of the Act provisions in our financial results to the extent they are applicable to the year ended December 31, 2025. We will continue to evaluate the impact of these provisions on our 2026 and subsequent consolidated financial statements, including impacts to our international tax calculations.

Election to Expense Domestic Research and Experimentation Costs

In accordance with the requirements of Section 174 of the Internal Revenue Code, effective for the years beginning after December 31, 2021, taxpayers are required to capitalize and amortize domestic research and experimentation (R&E) expenditures over a five-year period. During 2025, the Company elected, pursuant to provisions issued under the Act to expense over two years the prior year capitalization of domestic R&E.

As a result of this election in 2025, the Company recognized an accelerated deduction for previously capitalized R&E expenditures incurred in the prior year, resulting in a reduction in taxable income for 2025 of approximately $11.4 million. The Company’s deferred tax assets reflect the impact of the election, and the Company believes it is more likely than not that its deferred tax assets will be realized, based on the Company’s forecasted taxable income.

The components of income from operations before income taxes and the provision for income taxes are as follows:

Domestic and foreign income before taxes is as follows:

	Years Ended December 31,
	2025	2024	2023
Domestic	$34,102	$29,224	$51,550
Foreign	60,948	32,584	31,750
	$95,050	$61,808	$83,300

Federal, state and foreign income tax expense (benefit) consists of the following:

	Years Ended December 31,
	2025	2024	2023
Current:
Federal	$5,226	$11,473	$11,403
State	2,173	895	975
Foreign	12,162	6,515	963
	19,561	18,883	13,341
Deferred:
Federal	300	(5,200)	(3,128)
State	180	(442)	(139)
Foreign	898	(625)	(605)
	1,378	(6,267)	(3,872)
	$20,939	$12,616	$9,469

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 1, "Description of Business and Summary of Significant Accounting Policies" under the caption “Recently Issued Accounting Standards – Recently Adopted Accounting Standards”, the reconciliation of taxes at the federal statutory rate to our provision for income taxes was as follows:

	Years Ended December 31,
	2025		2024		2023
	Tax Expense	Tax Rate	Tax Expense	Tax Rate	Tax Expense	Tax Rate
U.S. Federal statutory income tax rate	$19,961	21.0%	$12,980	21.0%	$17,493	21.0%
State and local income taxes, net of federal income tax effect (1)	(599)	-0.6%	(767)	-1.2%	(432)	-0.5%
Foreign Tax Effects
Macau
Rate differential	-	0.0%	(306)	-0.5%	-	0.6%
Adjustments relating to prior years	-	0.0%	687	1.1%	-	0.0%
Change in valuation allowance	-	0.0%	499	0.8%	-	0.0%
Other	-	0.0%	91	0.1%	-	0.0%
PRC
Rate differential	-	0.0%	-	0.0%	661	0.8%
Nontaxable controlled foreign corporation ("CFC") income	-	0.0%	-	0.0%	(3,235)	-3.9%
Withholding tax on Dividends	-	0.0%	-	0.0%	(227)	-0.3%
Change in valuation allowance	-	0.0%	-	0.0%	(272)	-0.3%
Other	-	0.0%	-	0.0%	(79)	-0.1%
Other foreign jurisdictions	999	1.1%	626	1.0%	787	0.9%
	999	1.1%	1,597	2.6%	(2,365)	-2.8%
Effects of changes in tax laws/rates enacted in the current period
Effects of cross-border tax laws
Global intangible low-taxed income	1,529	1.6%	22	0.0%	668	0.8%
Foreign-derived intangible income	-	0.0%	-	0.0%	(478)	-0.6%
Adjustments to transition tax	-	0.0%	493	0.8%	-	0.0%
Tax credits
Research and development tax credits	(407)	-0.4%	68	0.1%	(75)	-0.1%
Changes in valuation allowances	-	0.0%	-	0.0%	(184)	-0.2%
Nontaxable or nondeductible items
Share-based payment awards	(2,148)	-2.3%	(1,027)	-1.7%	(483)	-0.6%
Change in COLI	(295)	-0.3%	(275)	-0.4%	(273)	-0.3%
Intercompany bad debt	1,952	2.1%	1,118	1.8%	-	0.0%
Section 162(m) limitation	476	0.5%	-	0.0%	-	0.0%
Other	23	0.0%	67	0.1%	(50)	-0.1%
Changes in unrecognized tax benefits	(604)	-0.6%	(1,696)	-2.7%	(4,726)	-5.7%
Other adjustments	52	0.1%	36	0.1%	374	0.4%
Effective tax rate	$20,939	22.0%	$12,616	20.5%	$9,470	11.4%

(1) The states and local jurisdictions that contribute the majority (greater than 50%) of the tax effect in this category include Minnesota, California, Florida, and New Jersey.

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 1, "Description of Business and Summary of Significant Accounting Policies" under the caption “Recently Issued Accounting Standards – Recently Adopted Accounting Standards”, cash paid for income taxes, net of refunds, was as follows:

	Years Ended December 31,
	2025	2024	2023
Federal	$9,037	$14,671	$19,003
State and Local	968	1,220	1,357
Foreign
Slovakia	1,238	2,021	-
United Kingdom	2,534	2,561	-
Macau	1,638	-	-
PRC	2,098	-	-
Israel	3,798	-	-
Other	2,420	2,479	4,696
Total foreign taxes paid	13,726	7,061	4,696
Total income taxes paid	$23,731	$22,952	$25,056

As of December 31, 2025 and 2024, the Company has gross foreign net operating losses (“NOLs”) of $14.8 million and $14.4 million which amount to $3.9 million of deferred tax assets for each period. The Company has no federal or state NOLs during these periods. In addition, the Company has $0.2 million and $0.3 million of credit carryforwards for each period. The Company believes that it is more likely than not that the benefit arising from certain NOL, credit carryforwards and acquisition assets will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $2.1 million and $1.8 million on these deferred tax assets for each period. The federal and certain foreign NOLs can be carried forward indefinitely, the state and certain foreign NOLs expire at various times during 2029 – 2044 and the tax credit carryforwards expire at various times during 2032 – 2044.

As of December 31, 2025, we are not indefinitely reinvested with respect to undistributed earnings from some of our Asian subsidiaries.  There was no material deferred tax expense recorded for foreign tax costs associated with the future remittance of these undistributed earnings.  The Company remains permanently reinvested with respect to undistributed earnings from our other foreign subsidiaries. It is not practicable to estimate the amount of deferred tax liability, if any, with respect to these permanently reinvested undistributed earnings.

Components of deferred income tax assets and liabilities are as follows:

	December 31,
	2025	2024
	Tax Effect	Tax Effect
Deferred tax assets:
State tax credits	$-	$90
Reserves and accruals	6,846	6,970
Federal, state and foreign net operating loss and credit carryforwards	4,448	4,247
Depreciation	367	384
Amortization	8,829	9,845
Lease accounting	5,402	6,157
Other accruals	5,319	6,054
Total deferred tax assets	31,211	33,747
Valuation allowance	2,057	1,844
Net deferred tax assets	29,154	31,903
Deferred tax liabilities:
Unfunded pension liability	260	260
Depreciation	2,177	2,685
Amortization	36,637	34,903
Lease accounting	5,231	5,960
Other accruals	1,690	581
Total deferred tax liabilities	45,995	44,389
Net deferred tax liabilities	$(16,841)	$(12,486)

At December 31, 2025, 2024 and 2023, the Company has approximately $17.5 million, $18.1 million and $19.8 million, respectively, of liabilities for uncertain tax positions. These amounts, if recognized, would reduce the Company’s effective tax rate. As of December 31, 2025, approximately $2.0 million of the Company’s liabilities for uncertain tax positions are expected to be resolved during the next twelve months by way of expiration of the related statutes of limitations.

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions, including the portion included in income taxes payable, is as follows:

	Year Ended December 31,
	2025	2024
Liability for uncertain tax positions - January 1	$18,127	$19,823
Additions based on tax positions related to the current year	664	1,053
Translation adjustment	-	-
Settlement/expiration of statutes of limitations	(1,267)	(2,749)
Liability for uncertain tax positions - December 31	$17,524	$18,127

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes. During the years ended December 31, 2025, 2024 and 2023, the Company recognized $0.2 million, $0.3 million and $0.4 million, respectively, in interest and penalties in the consolidated statements of operations. During the years ended December 31, 2025, 2024 and 2023, the Company recognized a benefit of $0.4 million, $1.1 million and $2.3 million, respectively, for the reversal of such interest and penalties, relating to the expiration of statues of limitations and settlement of the acquired liability for uncertain tax positions. The Company has approximately $1.1 million, $1.2 million and $2.0 million accrued for the payment of interest and penalties at December 31, 2025, 2024 and 2023, respectively, which is included in both income taxes payable and liability for uncertain tax positions in the consolidated balance sheets.

11.	DEBT

The Company has a Credit and Security Agreement with KeyBank National Association (as amended, the "Credit Agreement" or the "CSA") which currently provides for a maximum revolving credit facility of $400 million. Prior to May 2, 2025, the CSA had provided for a $325 million maximum revolving amount, approximately $240 million of which had been drawn in incremental borrowings in November 2024 in order to finance a substantial portion of the closing cash payment associated with the Enercon acquisition. On May 2, 2025, Bel entered into a Fourth Amendment Agreement (the “Fourth Amendment”) to the Credit Agreement, which made certain amendments to the Credit Agreement including: (i) increasing the maximum revolving amount from $325 million to $400 million pursuant to Section 2.10(b)(i)(A) of the Credit Agreement; (ii) extending the commitment period (and the final maturity for revolving loans borrowed under the Credit Agreement) to September 1, 2028; and (iii) providing an incremental extension of credit to the Company of $75 million concurrently with the effectiveness of the Fourth Amendment, consisting of (x) a $50 million commitment from Wells Fargo Bank, N.A., which joined the Credit Agreement as a new revolving lender pursuant to the Fourth Amendment, and (y) an aggregate $25 million commitment increase, on a pro rata basis, from the existing lenders party to the Credit Agreement.

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

At December 31, 2025 and 2024, outstanding borrowings under the revolver amounted to $197.5 million and $287.5 million, respectively. The unused credit available under the credit facility was $202.5 million at  December 31, 2025 and $37.5 million at December 31, 2024. The Company incurred $14.8 million, $4.1 million, and $2.9 million of interest expense during the years ended December 31, 2025 2024, and 2023, respectively, in connection with interest due on its outstanding borrowings under the CSA during each period, including the effects of the 2021 Swaps (as hereinafter defined) and amortization of deferred financing costs.

The effective rate of interest for our total outstanding borrowings, including the impact of the 2021 Swaps discussed below, was 4.42% and 5.47%, respectively, as of December 31, 2025 and December 31, 2024. The interest rate in effect for the fixed-rate portion of our outstanding borrowings ($60 million at each of December 31, 2025 and 2024) was 2.59% and 2.84% at December 31, 2025 and 2024, respectively. The weighted-average interest rate in effect for the variable-rate portion of our outstanding borrowings ($137.5 million at December 31, 2025) was 3.63% at December 31, 2025, and consisted of SOFR plus the Company’s credit spread at December 31, 2025, as determined per the terms of the CSA. No outstanding borrowings were subject to a variable interest rate at December 31, 2024. In order to manage our interest rate exposure on the remaining borrowings, and as further described in Note 13, "Derivative Instruments and Hedging Activities", the Company is party to the 2021 Swaps, each with an aggregate notional amount of $30 million, or $60 million in the aggregate, the effect of which is to fix the SOFR portion (or, for periods prior to January 31, 2023, the LIBOR portion) of the interest rate on a portion of our outstanding debt on our Revolver (or such portion thereof up to the aggregate $60 million notional amount of the 2021 Swaps).

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

Revolving loans borrowed under the Credit Agreement mature on September 1, 2028, and the commitments with respect to the revolver will automatically terminate on such date.

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

At December 31, 2025, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Leverage Ratio.

Scheduled principal payments of the total debt outstanding at  December 31, 2025 are as follows (in thousands):

2026	$-
2027	-
2028	197,500
Total long-term debt	197,500
Less: Current maturities of long-term debt	-
Noncurrent portion of long-term debt	$197,500

12.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2025	2024
Salaries, bonuses and related benefits	$37,426	$32,478
Accrued restructuring costs	759	5,823
Sales commissions	2,375	2,616
Warranty accrual	1,245	1,554
Other	7,905	10,560
	$49,710	$53,031

The change in warranty accruals for the year ended December 31, 2025, primarily reflects repair costs incurred and adjustments to pre-existing warranty obligations. New material warranty charges incurred during 2025 were less than $0.1 million, which management considers immaterial to the consolidated financial statements. No new material warranty charges were incurred during 2024.

Restructuring Activities:

Activity and liability balances related to restructuring costs for the years ended December 31, 2024 and 2025 are as follows:

		2024			2025
	Liability at		Cash Payments	Liability at		Cash Payments	Liability at
	December 31,	New	and Other	December 31,	New Charges/	and Other	December 31,
	2023	Charges	Settlements	2024	Other Adjustments	Settlements	2025
Severance costs	$1,551	$2,888	$(3,163)	$1,276	$2,442	$(3,633)	$85
Other restructuring costs	3,947	571	29	4,547	(3,119)	(754)	674
Total	$5,498	$3,459	$(3,134)	$5,823	$(677)	$(4,387)	$759

The 2024 charges and ending liability balance at December 31, 2024 noted above for severance costs largely relate to an initiative within our Power segment related to the transition of our fuse operations to other existing sites and also within our Connectivity segment related to the transition of certain manufacturing from our Glen Rock, Pennsylvania facility to other existing Bel sites. The new charges noted above for other restructuring costs relate to housing and social insurance costs associated with our fuse restructuring initiative within our Power segment. The balances in other restructuring costs in the table above as of  December 31, 2024 largely related to remaining liabilities associated with the Company's facility consolidation project in the PRC.

The balance of accrued restructuring costs at December 31, 2025 largely related to remaining liabilities associated with the Company's facility consolidation project in the PRC whereby two of our Magnetic Solutions manufacturing sites were consolidated into a single new site. During 2025, the Company recorded a $3.2 million reversal of other restructuring costs as a result of a non-cash settlement of liabilities related to this same project.

13.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Our primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk and interest rate risk, when deemed appropriate. We enter into these contracts in the normal course of business to mitigate risks and not for speculative purposes.

Foreign Currency Forward Contracts

Under our risk management strategy, we periodically use foreign currency forward contracts to manage our short-term exposures to fluctuations in operational cash flows resulting from changes in foreign currency exchange rates. These cash flow exposures result from portions of our forecasted operating expenses, primarily compensation and related expenses, which are transacted in currencies other than the U.S. dollar, most notably the Chinese renminbi, Israeli shekel and the Mexican peso. These foreign currency forward contracts generally have maturities of no longer than twelve months, although occasionally we will execute a contract that extends beyond twelve months, depending upon the nature of the underlying risk.

We held outstanding foreign currency forward contracts with notional amounts of $49.6 million and $14.2 million as of December 31, 2025 and 2024, respectively. The Company's foreign currency forward contracts related to the Chinese renminbi are designated as cash flow hedges for accounting purposes and as such, changes in their fair value are recognized in accumulated other comprehensive income (loss) in the consolidated balance sheet and are reclassified into the consolidated statement of operations within cost of goods sold in the period in which the hedged transaction affects earnings.

Interest Rate Swap Agreements

To partially mitigate risks associated with the variable interest rates on the revolver borrowings under its Credit Agreement, the Company is a party to a pay-fixed, receive-variable interest rate swap agreement with each of two multinational financial institutions under which we (i) pay interest at a fixed rate of 1.334% and received variable interest of the daily SOFR rate plus 10 basis points on a notional amount of $30.0 million and (ii) paid interest at a fixed rate of 1.348% and received variable interest of the daily SOFR rate plus 10 basis points on a notional amount of $30.0 million (the “2021 Swaps”). The effective date of the 2021 Swaps was December 31, 2021, and settlements with the counterparties began on January 31, 2022 and occur on a monthly basis. The 2021 Swaps will terminate on August 31, 2026.

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

Fair Values of Derivative Financial Instruments

See Note 6, "Fair Value Measurements" for the gross fair values of the Company's derivative assets and liabilities as of December 31, 2025 and 2024.

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on AOCL and on the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Net gains (losses) recognized in AOCL:
Foreign currency forward contracts	$89	$(184)	$(1,470)
Interest rate swap agreements	11	1,178	689
	$100	$994	$(781)

Net (losses) gains reclassified from AOCL to the consolidated statement of operations:
Foreign currency forward contracts	$(21)	$(466)	$(537)
Interest rate swap agreements	1,835	2,407	2,268
	$1,814	$1,941	$1,731

The losses related to the foreign currency forward contracts are included as a component of currency translation adjustment on the accompanying consolidated statements of comprehensive income at December 31, 2025, 2024 and 2023.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains recognized on derivative financial instruments not designated as hedging instruments in our consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023 were as follows:

		Year Ended December 31,
	Classification in Consolidated Statements of Operations	2025	2024	2023
Foreign currency forward contracts	Other income (expense), net	$1,358	$74	$150
		$1,358	$74	$150

14.	SEGMENTS

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

On a quarterly basis, the Company’s CODM, the Chief Executive Officer, utilizes gross profit (a U.S. GAAP measure) as the profitability measure in assessing segment performance. The CODM uses segment gross profit to make commercial and operational related decisions across the business and when evaluating capital deployment opportunities. In accordance with ASU 2023-07, the Company has elected to disclose gross profit as its required measure of segment profit and loss since it represents the measure of segment performance that is most consistent with U.S. GAAP measurement principles.

The following is a summary of key financial data for each of the three years ended December 31, 2025, 2024 and 2023. In addition to total segment revenues and segment gross profit, the CODM’s quarterly reporting package also includes cost of sales in arriving at the disclosed measure of profitability. The Company has determined that cost of sales is a significant segment expense and is therefore included in the financial data disclosure tables below.

	Year Ended December 31, 2025
	Power Solutions	Connectivity	Magnetic	Corporate/
	and Protection	Solutions	Solutions	Other	Total
Net sales	$356,805	$232,286	$86,364	$-	$675,455
Cost of sales	204,414	142,422	62,561	1,640	411,037
Gross profit	152,391	89,864	23,803	(1,640)	264,418
Gross profit %	42.7%	38.7%	27.6%	nm	39.1%

Other Segment Disclosures:
Total Assets	$633,801	$183,249	$54,144	$64,006	$935,200
Capital Expenditures	5,109	6,442	326	125	12,002
Depreciation and Amortization Expense	18,012	7,034	970	576	26,592
Interest Expense	263	3	-	14,485	14,751

	Year Ended December 31, 2024
	Power Solutions	Connectivity	Magnetic	Corporate/
	and Protection	Solutions	Solutions	Other	Total
Net sales	$245,551	$220,370	$68,871	$-	$534,792
Cost of sales	141,425	138,606	51,418	985	332,434
Gross profit	104,126	81,764	17,453	(985)	202,358
Gross profit %	42.4%	37.1%	25.3%	nm	37.8%

Other Segment Disclosures:
Total assets	$654,131	$177,443	$51,415	$66,800	$949,789
Capital expenditures	5,446	7,908	281	473	14,108
Depreciation and amortization expense	8,284	6,853	819	501	16,457
Interest expense	1,327	68	-	2,683	4,078

	Year Ended December 31, 2023
	Power Solutions	Connectivity	Magnetic	Corporate/
	and Protection	Solutions	Solutions	Other	Total
Net sales	$314,105	$210,572	$115,136	$-	$639,813
Cost of sales	194,364	138,541	89,822	1,237	423,964
Gross profit	119,741	72,031	25,314	(1,237)	215,849
Gross profit %	38.1%	34.2%	22.0%	nm	33.7%

Other Segment Disclosures:
Total assets	$222,068	$197,045	$47,900	$104,618	$571,631
Capital expenditures	4,563	7,384	160	19	12,126
Depreciation and amortization expense	5,280	6,152	1,094	786	13,312
Interest expense	-	-	-	2,850	2,850

Entity-Wide Information

The following is a summary of entity-wide information related to the Company's net sales to external customers by geographic area and by major product line. Such information attributes net sales based on markets where revenues are reported.

	Years Ended December 31,
	2025	2024	2023
Net Sales by Geographic Location:
United States	$447,367	$362,118	$447,793
People's Republic of China (PRC)	52,323	23,394	43,109
Macao	-	25,130	35,026
United Kingdom	37,071	35,915	25,648
Slovakia	32,172	33,228	35,555
Germany	14,717	15,268	17,327
India	8,846	10,635	15,365
Switzerland	15,747	15,594	11,237
Israel	62,348	8,227	-
All other foreign countries	4,864	5,283	8,753
Consolidated net sales	675,455	534,792	639,813

Net Sales by Major Product Line:
Power solutions and protection	$356,805	$245,551	$314,105
Connectivity solutions	232,286	220,370	210,572
Magnetic solutions	86,364	68,871	115,136
Consolidated net sales	$675,455	$534,792	$639,813

The following is a summary of long-lived assets by geographic area as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Long-lived Assets by Geographic Location:
United States	$50,836	$40,840
People's Republic of China (PRC)	13,701	23,942
Slovakia	6,666	6,553
Israel	3,687	4,125
United Kingdom	3,314	3,001
All other foreign countries	3,737	4,057
Consolidated long-lived assets	$81,941	$82,518

Long-lived assets consist of property, plant and equipment, net and other assets of the Company that are identified with the operations of each geographic area.

The territory of Hong Kong became a Special Administrative Region ("SAR") of the PRC in the middle of 1997. The territory of Macao became a SAR of the PRC at the end of 1999. Management cannot presently predict what future impact the current status of these territories, along with evolving political landscape in the region, will have on the Company, if any, or how the political climate in the PRC will affect the Company's contractual arrangements in the PRC (including risks arising out of any changes in governmental and economic policy, such as increased or new tariffs, and current or additional trade restrictions, and the potential for adverse developments arising out of any political or economic instability related to Hong Kong or Taiwan). A significant portion of the Company's manufacturing operations and approximately 32.0% of its identifiable assets are located in Asia.

Net Sales to Major Customers

The Company had no direct customers whose net sales represented in excess of ten percent of the Company's consolidated net sales in 2025, 2024 or 2023.

15.	RETIREMENT FUND AND PROFIT SHARING PLAN

The Company maintains the Bel Fuse Inc. Employees' Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended (the "Code"). The Employees' Savings Plan allows eligible employees to voluntarily contribute a percentage of their eligible compensation, subject to Code limitations, which contributions are matched by the Company in an amount equal to 100% of the first 1% of compensation contributed by participants, and 50% of the next 5% of compensation contributed by participants. The Company's matching contribution is made in the form of Bel Fuse Inc. Class A common stock. Prior to January 1, 2012, the Company's matching and profit sharing contributions were made in the form of shares of Bel Fuse Inc. Class A and Class B common stock. The expense for each of the years ended December 31, 2025, 2024 and 2023 amounted to $1.5 million, $1.4 million and $1.3 million, respectively. As of December 31, 2025, the plan owned approximately 231,162 shares and 46,531 shares of Bel Fuse Inc. Class A and Class B common stock, respectively.

The Company also maintains a Nonqualified Deferred Compensation Plan (the "DCP"). With certain exceptions, the Company's contributions to the DCP are discretionary and become fully vested by the participants upon reaching age 65. The expense for the years ended December 31, 2025, 2024 and 2023 amounted to $0.2 million, $0.2 million and $0.2 million, respectively. As the plan is fully funded, the assets and liabilities related to the DCP were in equal amounts of $1.7 million at December 31, 2025 and $1.3 million at December 31, 2024. These amounts are included in other assets and other liabilities, respectively, on the accompanying consolidated balance sheets as of each date.

The Company's subsidiaries in Asia have a retirement fund covering substantially all of their Hong Kong based full-time employees. Eligible employees contribute up to 5% of salary to the fund. In addition, the Company must contribute a minimum of 5% of eligible salary, as determined by Hong Kong government regulations. The Company currently contributes 7% of eligible salary in cash. The expense for the years ended December 31, 2025, 2024 and 2023 amounted to approximately $0.3 million, $0.3 million and $1.5 million, respectively.

The Company maintains a SERP (sometimes referenced in this discussion as the “Plan”), which is designed to provide a limited group of key management and other key employees of the Company with supplemental retirement and death benefits. Participants in the SERP are selected by the Compensation Committee of the Board of Directors. The SERP initially became effective in 2002 and was amended and restated in April 2007 to conform with applicable requirements of Section 409A of the Internal Revenue Code and to modify the provisions regarding benefits payable in connection with a change in control of the Company. The Plan is unfunded. Benefits under the SERP are payable from the general assets of the Company, but the Company has established a rabbi trust which includes certain life insurance policies in effect on participants as well as other investments to partially cover the Company's obligations under the Plan. See Note 7, "Other Assets," for further information on these assets.

The benefits available under the SERP vary according to when and how the participant terminates employment with the Company. If a participant retires (with the prior written consent of the Company) on his normal retirement date (65 years old, 20 years of service, and 5 years of Plan participation), his normal retirement benefit under the Plan would be annual payments equal to 40% of his average base compensation (calculated using compensation from the highest five consecutive calendar years of Plan participation), payable in monthly installments for the remainder of his life. If a participant retires early from the Company (55 years old, 20 years of service, and five years of Plan participation), his early retirement benefit under the Plan would be an amount (i) calculated as if his early retirement date were in fact his normal retirement date, (ii) multiplied by a fraction, with the numerator being the actual years of service the participant has with the Company and the denominator being the years of service the participant would have had if he had retired at age 65, and (iii) actuarially reduced to reflect the early retirement date. If a participant dies prior to receiving 120 monthly payments under the Plan, his beneficiary would be entitled to continue receiving benefits for the shorter of (i) the time necessary to complete 120 monthly payments or (ii) 60 months. If a participant dies while employed by the Company, his beneficiary would receive, as a survivor benefit, an annual amount equal to (i) 100% of the participant's annual base salary at date of death for one year, and (ii) 50% of the participant's annual base salary at date of death for each of the following four years, each payable in monthly installments. The Plan also provides for disability benefits, and a forfeiture of benefits if a participant terminates employment for reasons other than those contemplated under the Plan. The expense related to the Plan for the years ended December 31, 2025, 2024 and 2023 amounted to $1.1 million, $1.4 million and $1.3 million, respectively.

Net Periodic Benefit Cost

The net periodic benefit cost related to the SERP consisted of the following components during the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023
Service Cost	$284	$395	$369
Interest Cost	961	903	886
Net amortization	(141)	79	71
Net periodic benefit cost	$1,104	$1,377	$1,326

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

Obligations and Funded Status

Summarized information related to the SERP about the changes in Plan assets and benefit obligation, the funded status and the amounts recorded at  December 31, 2025 and 2024 are as follows:

	Years Ended December 31,
	2025	2024
Fair value of Plan assets, January 1	$-	$-
Company contributions	1,012	775
Benefits paid	(1,012)	(775)
Fair value of Plan assets, December 31	$-	$-
Benefit obligation, January 1	$18,039	$19,484
Service cost	284	395
Interest cost	961	903
Benefits paid	(1,012)	(775)
Actuarial loss (gain)	639	(1,968)
Benefit obligation, December 31	$18,911	$18,039
Underfunded status, December 31	$(18,911)	$(18,039)

The Company has recorded the 2025 and 2024 underfunded status as a long-term liability on the consolidated balance sheets. The accumulated benefit obligation for the SERP was $18.0 million as of  December 31, 2025 and $17.2 million as of December 31, 2024. The aforementioned company-owned life insurance policies and marketable securities held in a rabbi trust had a combined value of $18.4 million and $17.0 million at December 31, 2025 and 2024, respectively. See Note 7, "Other Assets," for additional information on these investments.

The estimated net loss and prior service cost for the SERP that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0.1 million. The Company expects to make contributions of $1.1 million to the SERP in 2026. The Company had no net transition assets or obligations recognized as an adjustment to other comprehensive income and does not anticipate any Plan assets being returned to the Company during 2026, as the Plan has no assets.

The following benefit payments, which reflect expected future service, are expected to be paid:

Years Ending
December 31,
2026	$1,143
2027	1,212
2028	1,304
2029	1,319
2030	1,360
2031 - 2035	7,379

The following gross amounts are recognized net of tax in accumulated other comprehensive loss:

	December 31,
	2025	2024	2023
Prior service cost	$55	$132	$212
Net loss	(3,085)	(3,303)	(1,336)
	$(3,030)	$(3,171)	$(1,124)

Actuarial Assumptions

The weighted average assumptions used in determining the periodic net cost and benefit obligation information related to the SERP are as follows:

	Years Ended December 31,
	2025	2024	2023
Net periodic benefit cost:
Discount rate	5.50%	4.75%	5.00%
Rate of compensation increase	2.50%	2.50%	2.50%
Benefit obligation:
Discount rate	5.25%	5.50%	4.75%
Rate of compensation increase	2.50%	2.50%	2.50%

16.	SHARE-BASED COMPENSATION

The Company has an equity compensation program (the "Program") which provides for the granting of "Incentive Stock Options" within the meaning of Section 422 of the Code, non-qualified stock options and restricted stock awards. The Company believes that such awards better align the interests of its employees with those of its shareholders. The 2020 Equity Compensation Plan provides for the issuance of 1.0 million shares of the Company's Class B common stock. At December 31, 2025, 356,889 shares remained available for future issuance under the 2020 Equity Compensation Plan.

The Company records compensation expense in its consolidated statements of operations related to employee stock-based options and awards. The aggregate pretax compensation cost recognized for stock-based compensation amounted to approximately $6.8 million, $3.7 million and $3.5 million for 2025, 2024 and 2023, respectively, and related solely to restricted stock awards. The Company did not use any cash to settle any equity instruments granted under share-based arrangements during 2025 and 2024. At December 31, 2025 and 2024, the only instruments issued and outstanding under the Program related to restricted stock awards.

Restricted Stock Awards

The Company provides common stock awards to certain officers, directors and key employees. The Company grants these awards, at its discretion, from the shares available under the Program. Unless otherwise provided at the date of grant or unless subsequently accelerated, effective January 1, 2024, shares awarded are typically earned in one-third increments on the first, second and third anniversaries of the award and are distributed provided the employee has remained employed by the Company through such anniversary date; otherwise the unearned shares are forfeited. Prior to January 1, 2024, shares awarded were typically earned in 25% increments on the second, third, fourth and fifth anniversaries of the award. The market value of these shares at the date of award is recorded as compensation expense on the straight-line method over the applicable vesting period from the respective award dates utilizing an estimated annual forfeiture rate of 5%. During 2025, 2024 and 2023, the Company issued 128,462 shares, 57,960 shares and 10,000 shares of the Company's Class B common stock, respectively, under a restricted stock plan to various officers, directors and employees.

Performance Stock Units (PSUs)

In 2025, the Company began granting performance stock units (“PSUs”) to certain associates as part of its long-term incentive compensation program. During the year ended December 31, 2025, a total of 18,012 PSUs were granted.

The PSUs granted in 2025 are subject to both a service condition and a market performance condition, each measured over a three-year performance period. The actual number of shares earned at the end of the performance period may range from 0% to 200% of the target award, depending on the degree to which the specified market performance conditions are achieved, as set forth in the applicable PSU agreements.

The grant-date fair value of the PSUs granted in 2025 was $103.50 per unit, as determined using a Monte Carlo simulation model to incorporate the market performance conditions. The valuation utilized the following key assumptions: grant date closing price of $73.91, 2.595-year interpolated risk-free rate of 3.93%, and historical volatility of 51.83% over the simulation period. The model also incorporated peer group correlations and payout factors based on the Company’s Total Shareholder Return relative to 38 comparator companies over the performance period.

During the year ended December 31, 2025, the Company recognized stock-based compensation expense related to PSUs of $0.4 million. There was no stock-based compensation expense related to PSUs recognized during the years ended December 31, 2024 or December 31, 2023. Compensation expense for PSUs is recognized on a straight-line basis over the requisite service period, based on the estimated number of units expected to vest.

A summary of the restricted stock activity under the Program for the year ended  December 31, 2025 is presented below:

Restricted Stock Awards	Shares	Weighted Average Award Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding at January 1, 2025	389,110	$34.31	2.6
Granted	128,462	76.66
Vested	(151,620)	30.42
Forfeited	(11,587)	39.49
Outstanding at December 31, 2025	354,365	$51.16	1.9

As of December 31, 2025, there was $12.3 million of total pretax unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the restricted stock award plan. That cost is expected to be recognized over a period of 2.2 years. This expense is recorded in cost of sales, R&D and SG&A expense based upon the employment classification of the award recipients.

The Company's policy in 2025 was to issue new shares to satisfy restricted stock awards. Currently the Company believes that the majority of its restricted stock awards will vest.

17.	COMMON STOCK

Throughout 2025, 2024 and 2023, the Company declared cash dividends on a quarterly basis at a rate of $0.06 per Class A (voting) share of common stock and $0.07 per Class B (non-voting) share of common stock. The Company declared and paid cash dividends totaling $3.5 million in 2025, $3.5 million in 2024, and $3.5 million in 2023. There are no contractual restrictions on the Company's ability to pay dividends, provided that the Company is not in default under its credit agreement immediately before such payment and after giving effect to such payment.

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

The components of lease expense, which are included in cost of sales, research and development costs, and selling, general and administrative expense, based on the underlying use of the ROU asset, were as follows:

	Year Ended December 31,
	2025	2024	2023
Amortization of ROU assets - finance leases	$415	$819	$491
Interest on lease liabilities - finance leases	83	190	121
Operating lease cost (cost resulting from lease payments)	9,997	9,441	8,127
Short-term lease cost	361	57	207
Variable lease cost (cost excluded from lease payments)	1,302	1,218	397
Total lease cost	$12,158	$11,725	$9,343

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,063	$9,099	$8,090
Operating cash flows from finance leases	83	190	121
Finance cash flows from finance leases	418	790	527
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	4,763	6,870	5,999
Finance leases	83	1,309	199

Supplemental balance sheet information related to leases was as follows:

	2025	2024
Operating Leases:
Operating lease right-of-use assets	$22,868	$25,125
Operating lease liability, current	8,029	7,954
Operating lease liability, long-term	15,867	17,763
Total operating lease liabilities	$23,896	$25,717

Finance Leases:
Property, plant and equipment, gross	$2,933	$2,596
Accumulated depreciation	(1,768)	(1,185)
Property, plant and equipment, net	$1,165	$1,411
Other current liabilities	$423	$374
Other long-term liabilities	838	1,054
Total finance lease liabilities	$1,261	$1,428

	2025	2024	2023
Weighted-Average Remaining Lease Term:
Operating leases (in years)	4.0	4.5	4.3
Finance leases (in years)	3.1	3.9	4.3

Weighted-Average Discount Rate:
Operating leases	6.0%	6.0%	6.0%
Finance leases	6.0%	6.0%	6.0%

Our discount rate is based on our incremental borrowing rate, as adjusted based on the geographic regions in which our lease assets are located.

Maturities of lease liabilities were as follows as of December 31, 2025:

Year Ending	Operating	Finance
December 31,	Leases	Leases
2026	$9,203	$492
2027	6,151	400
2028	4,743	347
2029	2,718	104
2030	1,696	34
Thereafter	2,434	-
Total undiscounted cash flows	26,945	1,377
Less imputed interest	(3,049)	(116)
Present value of lease liabilities	$23,896	$1,261

19.	COMMITMENTS AND CONTINGENCIES

Other Commitments

The Company submits purchase orders for raw materials to various vendors throughout the year for current production requirements, as well as forecasted requirements.  Certain of these purchase orders relate to special purpose material and, as such, the Company may incur penalties if an order is cancelled. The Company had outstanding purchase orders related to raw materials in the amount of $81.5 million and $82.2 million at  December 31, 2025 and December 31, 2024, respectively. The Company also had outstanding purchase orders related to capital expenditures in the amount of $2.0 million and $4.6 million at  December 31, 2025 and December 31, 2024, respectively.

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

In connection with the Company's 2014 acquisition of the Power-One Power Solutions business ("Power Solutions") of ABB Ltd. ("ABB"), there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or “BPS China”) for the years 2004 to 2006.  In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim.  In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court’s ruling. The hearing of the appeal was held on October 2, 2014.  On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China.  An appeal was filed on July 18, 2015 before the Regional Tax Commission of Florence and rejected. On December 5, 2016, the Arezzo Revenue Agency filed an appeal with the Supreme Court and BPS China filed a counter-appeal on January 4, 2017. The Supreme Court rendered a judgment against BPS China in  March 2024. BPS China filed an appeal in  July 2024. The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying consolidated balance sheets at December 31, 2025 and 2024. As Bel is fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying consolidated balance sheets at December 31, 2025 and 2024.

In connection with the Company's 2021 acquisition of EOS Power ("EOS"), there is an ongoing claim asserted with respect to EOS by the Principal Commissioner of Customs (Preventive), Mumbai related to customs duties and imposed fines and penalties dating back to 1994. The original demand was in the amount of approximately $1.4 million, of which EOS has paid $0.5 million. EOS filed an Appeal in 2016 which is pending with the Customs, Excise and Service Tax Appellate Tribunal in Mumbai related to the $0.9 million balance of the original demand net of EOS' payment. As part of the EOS acquisition agreement entered into in March 2021, the Company is entitled to be indemnified for this matter for a period of 7 years from the acquisition date. The Company is unable to determine at this time what amount, if any, may ultimately be due in connection with this claim. As such, no estimate was accrued as of  December 31, 2025.

The Company is not a party to any other legal proceeding, the adverse outcome of which is likely to have a material adverse effect on the Company's consolidated financial condition or consolidated results of operations.

20.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of  December 31, 2025 and 2024 are summarized below:

	December 31,
	2025	2024
Foreign currency translation adjustment, net of taxes of ($312) at December 31, 2025 and ($312) at December 31, 2024	$(19,490)	$(21,966)
Unrealized holding gains on interest rate swap cash flow hedge, net of taxes of $0 at December 31, 2025 and $0 at December 31, 2024	906	2,729
Unrealized holding gains on marketable securities, net of taxes of ($7) at December 31, 2025 and ($7) at December 31, 2024	21	21
Unfunded SERP liability, net of taxes of $1,003 at December 31, 2025 and $1,183 at December 31, 2024	1,389	1,989

Accumulated other comprehensive loss	$(17,174)	$(17,227)

Changes in accumulated other comprehensive (loss) income by component during the years ended December 31, 2025, 2024 and 2023 are as follows.  All amounts are net of tax.

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Interest Rate Swap Cash Flow Hedge	Unrealized Holding Gains (Losses) on Marketable Securities	Unfunded SERP Liability		Total
Balance at January 1, 2023	$(23,107)	$5,539	$18	$1,004		$(16,546)

Other comprehensive income (loss) before reclassifications	7,221	(1,579)	1	(542)		5,101
Amounts reclassified from accumulated other comprehensive income (loss)	(537)	-	-	(55)	(a)	(592)
Net current period other comprehensive income (loss)	6,684	(1,579)	1	(597)		4,509

Balance at December 31, 2023	(16,423)	3,960	19	407		(12,037)

Other comprehensive income (loss) before reclassifications	(5,077)	(1,231)	2	1,644		(4,662)
Amounts reclassified from accumulated other comprehensive income (loss)	(466)	-	-	(62)	(a)	(528)
Net current period other comprehensive income (loss)	(5,543)	(1,231)	2	1,582		(5,190)

Balance at December 31, 2024	(21,966)	2,729	21	1,989		(17,227)

Other comprehensive income (loss) before reclassifications	2,497	(1,823)	-	(710)		(36)
Amounts reclassified from accumulated other comprehensive income (loss)	(21)	-	-	110	(a)	89
Net current period other comprehensive income (loss)	2,476	(1,823)	-	(600)		53

Balance at December 31, 2025	$(19,490)	$906	$21	$1,389		$(17,174)

(a)

This reclassification relates to the amortization of prior service costs and gains/losses associated with the Company's SERP plan.  This expense is reflected in Other income (expense), net on the accompanying consolidated statement of operations.

BEL FUSE INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

		Additions
	Balance at				Balance
	beginning	Charged to costs	Charged to other	Deductions	at end
Description	of period	and expenses	accounts (b)	(a)	of period

Year Ended December 31, 2025
Allowance for doubtful accounts	$1,336	$5	$(615)	$(55)	$671
Allowance for excess and obsolete inventory	$14,465	$5,825	$3,243	$(5,518)	$18,015
Deferred tax assets - valuation allowances	$1,844	$390	$-	$(177)	$2,057

Year Ended December 31, 2024
Allowance for doubtful accounts	$1,388	$(54)	$(1)	$3	$1,336
Allowance for excess and obsolete inventory	$13,655	$1,383	$406	$(979)	$14,465
Deferred tax assets - valuation allowances	$2,009	$811	$-	$(976)	$1,844

Year Ended December 31, 2023
Allowance for doubtful accounts	$1,552	$(146)	$203	$(221)	$1,388
Allowance for excess and obsolete inventory	$14,451	$3,484	$(2,461)	$(1,819)	$13,655
Deferred tax assets - valuation allowances	$4,026	$279	$-	$(2,296)	$2,009

(a) Write-offs

(b) Includes foreign currency translation adjustments

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of 2025, the Company's management, including the principal executive officer and principal financial officer, supervised and participated in the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization, and reporting of information in the Company's periodic reports that the Company files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to the Company, including its subsidiaries, is made known to the Company's management, including the principal executive officer and principal financial officer, by the Company’s other employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms.

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

Based on their evaluation as of December 31, 2025, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Based on the Company's evaluation under the framework in Internal Control – Integrated Framework (2013), the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2025.

Grant Thornton LLP has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2025 and has expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2025 in their report which is included in Item 8 herein.

Changes in Internal Controls Over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended December 31, 2025, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The Registrant incorporates by reference herein the information to be set forth in its definitive proxy statement for its 2026 annual meeting of shareholders (the “Proxy Statement”), which will be filed no later than 120 days after December 31, 2025, that is responsive to the remaining information required with respect to this Item 10, to the extent not set forth herein.

The Registrant has adopted a code of ethics for all of its associates, including directors, executive officers and all other senior financial personnel. The code of ethics, as amended from time to time, is available on the Registrant's website under Investors > Corporate Governance at https://ir.belfuse.com/corporate-governance. The Registrant will also make copies of its code of ethics available to investors upon request. Any such request should be sent by mail to Bel Fuse Inc., 300 Executive Drive, Suite 300, West Orange, NJ  07052 Attn: Lynn Hutkin, Chief Financial Officer, or should be made by telephone by calling Lynn Hutkin at 201-432-0463.

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

The table below depicts the securities authorized for issuance under the Company's equity compensation plans as of December 31, 2025.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2020 Equity Compensation Plan	-	$-	356,889

Equity compensation plans not approved by security holders	-	-	-
Totals	-	$-	356,889

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

(b) Exhibits: See Item 15(a)(3) as set forth above and the Exhibit Index below.

(c) Financial Statement Schedules: See Item 15(a)(2) as set forth above.

Exhibit No.:

2.1#	Share Purchase Agreement, dated as of September 19, 2024, by and among Bel Fuse Inc., Enercon Technologies Ltd., and the Shareholders of Enercon Technologies Ltd., is incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 24, 2024.

3.1	(i) Restated Certificate of Incorporation, as amended, is incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 filed on August 11, 1998 and (ii) the Certificate of Amendment to the Company’s Restated Certificate of Incorporation, is incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed on March 29, 2000.

3.2	Amended and Restated By-Laws of Bel Fuse Inc. (Adopted October 25, 2023), are incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 25, 2023.

4.1	Description of Registrant’s Securities, is incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 28, 2025.

10.1†	2020 Equity Compensation Plan, as amended, is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 12, 2020.

10.2†

Amended and Restated Bel Fuse Supplemental Executive Retirement Plan, dated as of April 17, 2007.  Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 23, 2007 and incorporated herein by reference.

10.3†	2011 Equity Compensation Program. Incorporated by reference to the Registrant’s proxy statement for its 2011 annual meeting of shareholders.

10.4	First Amendment Agreement, dated as of January 12, 2023, to Amended and Restated Credit and Security Agreement, dated as of September 2, 2021, by and among Bel Fuse Inc., as Borrower, KeyBank National Association, as Administrative Agent, Swing Line Lender and Issuing Lender, and the other lenders identified therein, is incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on March 10, 2023.

10.5	Second Amendment Agreement, dated September 18, 2024, to Amended and Restated Credit and Security Agreement, dated as of September 2, 2021, by and among Bel Fuse Inc., as the borrower, KeyBank National Association, as administrative agent, swing line lender and issuing lender, and the other lenders identified therein, as amended, is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 24, 2024.

10.6	Third Amendment Agreement, dated November 14, 2024, to Amended and Restated Credit and Security Agreement, dated September 2, 2021, by and among Bel Fuse Inc., as the borrower, KeyBank National Association, as administrative agent, swing line lender and issuing lender, and the other lenders identified therein, as amended, is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 20, 2024.

10.7	Fourth Amendment Agreement, dated May 2, 2025, to Amended and Restated Credit and Security Agreement, dated as of September 2, 2021, by and among Bel Fuse Inc., as the borrower, KeyBank National Association, as administrative agent, swing line lender and issuing lender, and the other lenders identified therein, as amended, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2025.

10.8#	Conformed Amended and Restated Credit and Security Agreement, dated as of September 2, 2021 (reflecting changes thereto pursuant to First Amendment Agreement dated as of January 12, 2023, Second Amendment Agreement dated as of September 18, 2024, Third Amendment Agreement dated as of November 14, 2024, and Fourth Amendment Agreement dated as of May 2, 2025), by and among Bel Fuse Inc., as the borrower, KeyBank National Association, as administrative agent, swing line lender and issuing lender, and the other lenders identified therein, is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 6, 2025.

10.9

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

10.11	Amended Confirmation of Transaction, by and between Bel Fuse Inc. and PNC Bank, National Association, dated as of January 18, 2023, is incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on March 10, 2023.

10.12	Amended Confirmation of Transaction, by and between Bel Fuse Inc. and KeyBank National Association, dated as of January 18, 2023, is incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on March 10, 2023.

10.13	Consulting Agreement, dated October 15, 2021, by and between Bel Fuse Inc. and HR Asset Partners, is incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on March 14, 2022.

10.14†	Employment Agreement, dated as of May 6, 2022, by and between Bel Fuse Inc. and Farouq Tuweiq, is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 filed on May 6, 2022.

10.15†	Offer Letter, dated July 27, 2022, between Bel Fuse Inc. and Kenneth Lai, is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 filed on November 4, 2022.

10.16†
Offer Letter, dated October 25, 2022, between Bel Fuse Inc. and Suzanne Kozlovsky, is incorporated by reference Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on March 10, 2023.

10.17†	Offer Letter, dated November 27, 2023, and effective July 1, 2024 between Bel Fuse Inc. and Steve Dawson, is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 filed on July 31, 2024.

10.18#	Shareholders’ Agreement, dated November 14, 2024, by and among Bel Power Solutions s.r.o., FF3 Holdings, L.P., and Enercon Technologies Ltd., is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2024.

10.19†	Amended and Restated Employment Agreement, dated as of February 3, 2025, by and between Bel Fuse Inc. and Farouq Tuweiq, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2025.

10.20†	Employment Agreement, dated as of May 20, 2025, by and between Bel Fuse Inc., and Lynn Hutkin, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2025.

10.21†	Employment Agreement, dated as of January 12, 2026 and effective as of January 26, 2026, by and between Bel Fuse Inc and Thomas Smelker, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2026.

10.22†	Letter Agreement Regarding Transition Services, dated as of February 3, 2025, by and between Bel Fuse Inc. and Daniel Bernstein, is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2025.

10.23†	Letter Agreement Regarding Non-Executive Chairman Services, dated as of February 3, 2025, by and between Bel Fuse Inc. and Daniel Bernstein, is incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 7, 2025.

10.24†	Israeli Appendix to the Bel Fuse Inc. 2020 Equity Compensation Plan, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2025.

16.1	Letter to Securities and Exchange Commission from Grant Thornton LLP, dated December 10, 2025, is incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on December 10, 2025

19.1	Bel Fuse Inc. Policy on Insider Trading, is incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed on February 28, 2025

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).

24.1*	Power of attorney (included on the signature page).

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1†	Bel Fuse Inc. Compensation Recovery Policy, is incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed on March 11, 2024.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

BEL FUSE INC. (Registrant)

	By:	/s/ Farouq Tuweiq
Farouq Tuweiq
President and Chief Executive Officer
Date: February 24, 2026

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Farouq Tuweiq,  Lynn Hutkin and Daniel Bernstein, and each or any of them, his/her attorney-in-fact and agent, each with full power of substitution and resubstitution, for him/her and in his/her name, place, and stead, in any and all capacities, to sign and file any and all amendments to this Annual Report on Form 10-K, with all exhibits thereto and hereto, and other documents with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Farouq Tuweiq	President, Chief Executive Officer and Director	February 24, 2026
Farouq Tuweiq	(Principal Executive Officer)

/s/ Daniel Bernstein	Chairman of the Board of Directors	February 24, 2026
Daniel Bernstein

/s/ Peter Gilbert	Director	February 24, 2026
Peter Gilbert

/s/ David Valletta	Director	February 24, 2026
David Valletta

/s/ Mark Segall	Director	February 24, 2026
Mark Segall

/s/ Eric Nowling	Director	February 24, 2026
Eric Nowling

/s/ Vincent Vellucci	Director	February 24, 2026
Vincent Vellucci

/s/ Rita V. Smith	Director	February 24, 2026
Rita V. Smith

/s/ Jacqueline Brito	Director	February 24, 2026
Jacqueline Brito

/s/ Lynn Hutkin	Chief Financial Officer and Treasurer	February 24, 2026
Lynn Hutkin	(Principal Financial Officer and Principal Accounting Officer)