Form 10-Q
period 2026-03-31
BEL FUSE INC /NJ
filed 2026-05-05
CIK 729580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐	No ☒

Title of Each Class	Number of Shares of Common Stock Outstanding as of April 30, 2026
Class A Common Stock ($0.10 par value)	2,115,263
Class B Common Stock ($0.10 par value)	10,607,444

BEL FUSE INC. AND SUBSIDIARIES

FORM 10-Q INDEX

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

The terms the “Company,” “Bel,” “we,” “us,” and “our” as used in this report refer to Bel Fuse Inc. and its consolidated subsidiaries unless otherwise specified.

The Company’s consolidated operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the risk factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (our “2025 Annual Report on Form 10-K”), and the risks and other factors described in this and our other Quarterly Reports on Form 10-Q, and in our other reports and documents that we have filed or may file from time to time with the Securities and Exchange Commission ("SEC"). As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, consolidated financial condition, operating results, and common stock prices. Furthermore, this document and other reports and documents filed by the Company with the SEC contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements") with respect to the business of the Company.  Forward-Looking Statements are necessarily subject to risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from these statements. Forward-Looking Statements can be identified by such words as "anticipates," "believes," "plan," "assumes," "could," "should," "estimates," "forecasts," "projects," "expects," "intends," "potential," "seek," "predict," "may," "will" and similar references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are Forward-Looking Statements.

These Forward-Looking Statements are subject to certain risks and uncertainties, including those detailed in Item 1A of our 2025 Annual Report on Form 10-K, and the risks and other factors described in this and our other Quarterly Reports on Form 10-Q, and in our other reports and documents that we have filed or may file from time to time with the SEC, which could cause actual results to differ materially from these Forward-Looking Statements. Any Forward-Looking Statements are qualified in the entirety by reference to such risk factors discussed throughout our 2025 Annual Report on Form 10-K, in this and our other Quarterly Reports on Form 10-Q and as described in our other reports and documents filed from time to time with the SEC. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the Forward-Looking Statements include but are not limited to:

●	the market concerns facing our customers, and risks for our business in the event of the loss of certain substantial customers;

●	the continuing viability of sectors that rely on our products;

●	the effects of business and economic conditions, and challenges impacting the macroeconomic environment generally and/or our industry in particular;

●	the effects of rising input costs, and cost changes generally, including the potential impact and effects of inflationary pressures;

●	difficulties associated with integrating previously acquired companies, including any unanticipated difficulties, or unexpected or higher than anticipated expenditures;

●	the possibility that our intended acquisition of the remaining 20% stake in Enercon is not completed in accordance with the shareholders' agreement as contemplated for any reason, and any resulting disruptions to our business and our currently 80% owned Enercon subsidiary as a result thereof;

●	trends in demand which can affect our products and results, and market and economic factors impacting Enercon’s business, including trends in demand in Enercon’s aerospace and defense end markets which can be cyclical, as well as the impact of any reductions in defense spending, any of which factors could materially adversely affect the demand for and corresponding sales of such products;

●	capacity and supply constraints or difficulties, including supply chain constraints or other challenges;

●	the impact of public health crises including potential future outbreaks, epidemics or pandemics;

●	difficulties associated with the availability of labor, and the risks of any labor unrest or labor shortages;

●

risks associated with our international operations, including our substantial manufacturing operations in the People’s Republic of China (the “PRC”), and risks associated with operations in Israel, which may be adversely affected by political or economic instability, major hostilities or acts of terrorism in the region;

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

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$59,446	$57,800
Accounts receivable, net of allowance of $825 and $671, respectively	120,036	121,490
Inventories	181,234	167,270
Unbilled receivables	9,383	9,747
Other current assets	27,053	28,454
Total current assets	397,152	384,761

Property, plant and equipment, net	48,479	48,428
Right-of-use assets	20,761	22,868
Intangible assets, net	214,141	217,966
Goodwill, net	224,812	214,821
Deferred income taxes	14,097	12,843
Other assets	32,478	33,513
Total assets	$951,920	$935,200

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$63,965	$52,990
Accrued expenses	42,727	49,710
Operating lease liabilities, current	7,228	8,029
Other current liabilities	10,828	16,716
Total current liabilities	124,748	127,445

Long-term Liabilities:
Long-term debt	204,500	197,500
Operating lease liabilities, long-term	14,420	15,867
Liability for uncertain tax positions	17,810	17,524
Minimum pension obligation and unfunded pension liability	19,360	19,303
Deferred income taxes	28,040	29,684
Other long-term liabilities	7,334	9,203
Total liabilities	416,212	416,526

Commitments and contingencies (see Note 15)

Redeemable noncontrolling interest	96,766	93,161

Shareholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,115,263 shares outstanding at each date (net of 1,072,769 restricted treasury shares)	212	212
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 10,607,444 and 10,543,368 shares outstanding at March 31, 2026 and December 31, 2025, respectively (net of 3,218,307 restricted treasury shares)	1,064	1,058
Additional paid-in capital	40,386	38,315
Retained earnings	413,618	403,102
Accumulated other comprehensive loss	(16,338)	(17,174)
Total shareholders' equity	438,942	425,513
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$951,920	$935,200

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2026	2025

Net sales	$178,491	$152,238
Cost of sales	108,893	93,419
Gross profit	69,598	58,819

Research and development costs	8,507	7,222
Selling, general and administrative expenses	36,730	29,507
Restructuring charges (credits)	76	(2,933)
Earnout liability adjustment	619	-
Income from operations	23,666	25,023

Interest expense	(2,530)	(4,152)
Interest income	150	275
Other (expense) income, net	(3,494)	2,639
Earnings before provision for income taxes	17,792	23,785

Provision for income taxes	2,808	5,463
Net earnings available to common shareholders	14,984	18,322

Less: Net earnings attributable to noncontrolling interest	972	838
Redemption value adjustment attributable to noncontrolling interest	2,633	(390)
Net earnings attributable to Bel Fuse shareholders	$11,379	$17,874

Net earnings per common share:
Class A common share - basic and diluted	$0.86	$1.36
Class B common share - basic	$0.91	$1.43
Class B common share - diluted	$0.91	$1.43

Weighted-average number of shares outstanding:
Class A common share - basic and diluted	2,115	2,115
Class B common share - basic	10,551	10,457
Class B common share - diluted	10,554	10,457

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2026	2025

Net earnings available to common shareholders	$11,379	$17,874

Other comprehensive income (loss):
Currency translation adjustment, net of taxes of $0, and $0, respectively	1,143	(1,248)
Unrealized losses on interest rate swap cash flow hedge, net of taxes of $0 in all periods presented	(296)	(588)
Unrealized holding losses on marketable securities, net of taxes of $0 in all periods presented	(1)	-
Change in unfunded SERP liability, net of taxes of $3 and $8, respectively	(10)	(28)
Other comprehensive income (loss)	836	(1,864)
Comprehensive income	12,215	16,010
Comprehensive income attributable to noncontrolling interest	972	838
Comprehensive income attributable to Bel shareholders	$11,243	$15,172

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND REDEEMABLE

NONCONTROLLING INTEREST

(in thousands, except per share data)

 (unaudited)

		Accumulated
		Other	Class A		Class B		Additional	Total	Redeemable
	Retained	Comprehensive	Common	Class A	Common	Class B	Paid-In	Shareholders'	Noncontrolling
	Earnings	(Loss) Income	Stock	# of Shares	Stock	# of Shares	Capital	Equity	Interest

Balance at December 31, 2025	$403,102	$(17,174)	$212	2,115	$1,058	10,543	$38,315	$425,513	$93,161
Redemption value adjustment attributable to noncontrolling interest	-	-	-	-	-	-	-	-	2,633
Net earnings	11,379	-	-	-	-	-	-	11,379	972
Dividends declared:
Class A Common Stock, $0.06/share	(127)	-	-	-	-	-	-	(127)	-
Class B Common Stock, $0.07/share	(736)	-	-	-	-	-	-	(736)	-
Issuance of restricted common stock	-	-	-	-	6	53	(6)	-	-
Forfeiture of restricted common stock	-	-	-	-	-	(1)	-	-	-
Issuance of shares upon vesting of Performance Stock Units	-	-	-	-	-	12	-	-	-
Foreign currency translation adjustment, net of taxes of $0	-	1,143	-	-	-	-	-	1,143	-
Unrealized losses on interest rate swap cash flow hedge, net of taxes of $0	-	(296)	-	-	-	-	-	(296)	-
Unrealized holding gains on marketable securities, net of taxes of $0	-	(1)	-	-	-	-	-	(1)	-
Stock-based compensation expense	-		-	-	-	-	2,077	2,077	-
Change in unfunded SERP liability, net of taxes of $3	-	(10)	-	-	-	-	-	(10)	-
Balance at March 31, 2026	$413,618	$(16,338)	$212	2,115	$1,064	10,607	$40,386	$438,942	$96,766

		Accumulated
		Other	Class A		Class B		Additional	Total	Redeemable
	Retained	Comprehensive	Common	Class A	Common	Class B	Paid-In	Shareholders'	Noncontrolling
	Earnings	(Loss) Income	Stock	# of Shares	Stock	# of Shares	Capital	Equity	Interest

Balance at December 31, 2024	$345,031	$(17,227)	$212	2,115	$1,046	10,425	$31,514	$360,576	$80,586
Redemption value adjustment attributable to noncontrolling interest	-	-	-	-	-	-	-	-	(390)
Net earnings	17,874	-	-	-	-	-	-	17,874	838
Dividends declared:
Class A Common Stock, $0.06/share	(127)	-	-	-	-	-	-	(127)	-
Class B Common Stock, $0.07/share	(737)	-	-	-	-	-	-	(737)	-
Issuance of restricted common stock	-	-	-	-	13	129	(13)	-	-
Forfeiture of restricted common stock	-	-	-	-	-	(2)	-	-	-
Foreign currency translation adjustment, net of taxes of $0	-	(1,248)	-	-	-	-	-	(1,248)	-
Unrealized gains on interest rate swap cash flow hedge, net of taxes of $0	-	(588)	-	-	-	-	-	(588)	-
Stock-based compensation expense	-	-	-	-	-	-	1,179	1,179	-
Change in unfunded SERP liability, net of taxes of $8	-	(28)	-	-	-	-	-	(28)	-
Balance at March 31, 2025	$362,041	$(19,091)	$212	2,115	$1,059	10,552	$32,680	$376,901	$81,034

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2026	2025

Cash flows from operating activities:
Net earnings	$14,984	$18,322
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,624	6,684
Stock-based compensation	2,077	1,179
Amortization of deferred financing costs	328	295
Deferred tax benefit	(2,748)	(1,412)
Unrealized losses (gains) on foreign currency revaluation	3,145	(3,663)
Inventory impairment	1,186	-
Other, net	26	(518)
Changes in operating assets and liabilities:
Decrease in accounts receivable	3,817	8,220
Decrease (increase) unbilled receivables	1,021	(601)
Increase in inventories	(13,434)	(2,462)
Increase in other current assets	(546)	(3,266)
Decrease in other assets	1,019	2,925
Increase (decrease) in accounts payable	9,731	(3,374)
Decrease in accrued expenses	(6,598)	(11,058)
Decrease in accrued restructuring costs	(320)	(4,508)
(Decrease) increase in income taxes payable	(350)	4,107
Decrease in other liabilities	(6,134)	(2,723)
Net cash provided by operating activities	13,828	8,147

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,643)	(2,790)
Investment in related party notes receivable	-	(333)
Proceeds from disposal/sale of property, plant and equipment	-	58
Acquisition of business, net of cash acquired	(15,224)	-
Net cash used in investing activities	(17,867)	(3,065)

Cash flows from financing activities:
Dividends paid to common shareholders	(840)	(829)
Repayments under revolving line of credit	(13,000)	(12,500)
Borrowings under revolving line of credit	20,000	5,000
Net cash provided by (used in) financing activities	6,160	(8,329)

Effect of exchange rate changes on cash and cash equivalents	(475)	921

Net increase (decrease) in cash and cash equivalents	1,646	(2,326)
Cash and cash equivalents - beginning of period	57,800	68,253
Cash and cash equivalents - end of period	$59,446	$65,927

Supplementary information:
Cash paid during the period for:
Income taxes, net of refunds received	$5,692	$2,277
Interest payments	$2,550	$4,207
ROU assets obtained in exchange for lease obligations	$106	$637

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheets and statements of operations, comprehensive income, shareholders’ equity and redeemable noncontrolling interest, and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the fiscal year ended  December 31, 2025.

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

The Company’s significant accounting policies are summarized in Note 1 to the consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There were no significant changes to these accounting policies during the three months ended March 31, 2026.

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU 2023-09 requires a public business entity ("PBE") to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The Company adopted this ASU in 2025. Refer to Note 11, "Income Taxes", for the inclusion of new disclosures required.

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

2.	ACQUISITIONS

Acquisition of dataMate

During the first quarter of 2026, we completed the acquisition of dataMate (“dataMate”), a provider of Ethernet and broadband connectivity solutions, from Methode Electronics, Inc. for aggregate consideration of approximately $16.0 million, subject to customary post-closing adjustments. The acquisition was funded using cash on hand and borrowings under our revolving credit facility. The acquisition was accounted for as a business combination under ASC 805, Business Combinations. The acquisition is expected to broaden Bel’s customer reach and increase exposure to attractive end markets, including networking, data centers, industrial automation, smart buildings and broadband deployment, while providing additional U.S.-based manufacturing and R&D capabilities. Bel also believes the acquisition provides opportunities to leverage dataMate’s ongoing technology development, including solutions intended to deliver data and power over a single pair of wires, to support future product expansion. No separate fair value step-up was recorded for inventory or identifiable intangible assets; accordingly, any such value was included in goodwill. The purchase price allocation is preliminary and is subject to change as additional information becomes available, including as valuation work related to acquired intangible assets is finalized. The results of operations of dataMate have been included in our condensed consolidated financial statements from the acquisition date. The contribution of dataMate to our net sales and operating income was not material during the three months ended March 31, 2026.

Preliminary
Acquisition Date
(as adjusted)
Accounts receivable	$2,704
Inventories	2,540
Other current assets	205
Total identifiable assets	5,449

Net Fixed Assets	609
Goodwill	10,464
Net assets acquired	16,522

Working Capital Liabilities	1,298
Total consideration paid	$15,224

The results of operations of dataMate have been included in the Company’s condensed consolidated financial statements for periods subsequent to the acquisition date of March 5, 2026. The following unaudited pro forma information presents the combined results of operations of the Company and dataMate as if the acquisition had occurred on January 1, 2025, as applicable to the periods presented. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred on the assumed date, nor is it intended to be a projection of future results. The unaudited pro forma information reflects adjustments that are directly attributable to the acquisition, factually supportable, and, with respect to the statements of operations, expected to have a continuing impact. The unaudited pro forma information does not reflect the realization of any anticipated cost savings, synergies, or operating efficiencies that may result from the acquisition, nor does it reflect any nonrecurring integration-related costs that may be incurred, while certain cost savings may result from the acquisition, there can be no assurance that such cost savings will be achieved.

	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Revenue, net	$180,817	$156,224
Net earnings	15,426	18,694
Less: Net earnings attributable to non-controlling interest	3,605	448
Net earnings attributable to Bel Fuse shareholders	$11,821	$18,246
Earnings per Class A common share - basic and diluted	$0.89	$1.39
Earnings per Class A common share - basic	$0.94	$1.46
Earnings per Class B common share - diluted	$0.94	$1.46

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

Under the terms of the Purchase Agreement, on November 14, 2024, closing date (and deemed effective solely for accounting purposes as of November 1, 2024), Bel acquired from the Sellers 80% of the issued and outstanding share capital of Enercon on a fully-diluted basis for (i) a cash purchase price of $320 million (subject to customary adjustments), plus (ii) up to $10 million in potential earnout payments for the 2025 - 2026 period (the “Earnout Payments”), as further described below (the “Transaction” or the "acquisition"). Bel may acquire the remaining 20% stake in Enercon and has the current intention to purchase such remaining interest by early 2027 in accordance with the terms and subject to the conditions of a shareholders’ agreement, which was also entered into on November 14, 2024.

The potential Earnout Payments may become payable of up to $5 million for each of the fiscal 2025 and fiscal 2026 earnout periods (each, an “Earnout Period”), subject to Enercon’s achievement of certain specified EBITDA targets for each respective Earnout Period, as calculated and determined in accordance with the Purchase Agreement. In the event that (i) the target for the respective Earnout Period has been achieved, the full $5 million Earnout Payment for the Earnout Period shall be payable, or (ii) achievement for the respective Earnout Period is at least 90% of the target level but less than 100% of the target level, then the amount payable in respect of the Earnout Payment for such Earnout Period shall be $2.5 million. In the event that achievement for the respective Earnout Period is less than 90% of the target level, no Earnout Payment shall be due for such period. The Earnout Payment associated with fiscal year 2025 was achieved in full and the Company paid $5 million to the Sellers during the first quarter of 2026 in connection with the 2025 earnout achievement.

The acquisition of Enercon resulted in a noncontrolling interest holder who is entitled to a put option, giving the sellers the ability to put their redeemable interest in the shares of the acquiree to the Company. Specifically, if exercised by the noncontrolling interest holder, the Company would be required to purchase the remaining 20% of the Seller's redeemable interest, at a redemption price during specified time period(s) stipulated in the Enercon acquisition agreement. The Company also has a corresponding call option with respect to the noncontrolling interest. Upon acquisition, the redeemable noncontrolling interest was initially valued at a fair value of $72.4 million. The redeemable noncontrolling interest reflected on the accompanying condensed consolidated balance sheets at March 31, 2026 and December 31, 2025 will remain in temporary equity until the applicable put-call option is either fully exercised or expires. At March 31, 2026 and December 31, 2025, the redeemable noncontrolling interest was adjusted to reflect its redemption value of $96.8 million and $93.2 million, respectively. The redemption value of the redeemable noncontrolling interest is generally calculated using Level 3 unobservable inputs based on a multiple of earnings. A roll-forward of the redeemable noncontrolling interest for the three months ending March 31, 2026 is included in the accompanying condensed consolidated statements of shareholders' equity and redeemable noncontrolling interest.

3.	REVENUE

The following table provides information about disaggregated revenue by geographic region and sales channel, and includes a reconciliation of the disaggregated revenue to our reportable segments. See Note 15, “Segments,” for additional information regarding the Company’s current reportable segments and the recast of prior period segment information to conform to the current presentation:

	Three Months Ended March 31, 2026
	Aerospace, Defense & Rugged Solutions	Industrial Technology & Data Solutions	Consolidated

By Geographic Region:
North America	$64,178	$50,174	$114,352
EMEA	33,080	15,493	48,573
Asia	2,563	13,003	15,566
	$99,821	$78,670	$178,491

By Sales Channel:
Direct to customer	$76,087	$54,987	$131,074
Through distribution	23,734	23,683	47,417
	$99,821	$78,670	$178,491

	Three Months Ended March 31, 2025
	Aerospace, Defense & Rugged Solutions	Industrial Technology & Data Solutions	Consolidated

By Geographic Region:
North America	$55,060	$41,211	$96,271
Europe	25,108	15,709	40,817
Asia	2,954	12,196	15,150
	$83,122	$69,116	$152,238

By Sales Channel:
Direct to customer	$63,818	$45,622	$109,440
Through distribution	19,304	23,494	42,798
	$83,122	$69,116	$152,238

The balances of the Company’s contract assets and contract liabilities at  March 31, 2026 and December 31, 2025 are as follows:

	March 31,	December 31,
	2026	2025
Contract assets - current (unbilled receivables)	$9,383	$9,747
Contract liabilities - current (deferred revenue)	$8,540	$9,767
Accounts receivable, net	$120,036	$121,490

The change in the balance of the Company’s unbilled receivables from December 31, 2025 to March 31, 2026 primarily reflects a timing difference between (i) when the Company satisfies its performance obligation (i.e., when product is shipped to a customer-controlled hub and control transfers in accordance with the applicable contract terms) and (ii) when the Company has an unconditional right to invoice the customer under the contractual invoicing provisions (i.e., when the customer withdraws (“pulls”) product from the customer-controlled hub). Accordingly, unbilled receivables represent amounts for which revenue has been recognized but which are not yet billable, and are expected to be billed as customers withdraw product from the hub.

The Company’s contract liabilities (deferred revenue) at December 31, 2025 and March 31, 2026 primarily relate to customer prepayments and advance billings for which revenue has not yet been recognized. Revenue is recognized upon shipment (or otherwise upon transfer of control) of the related goods in accordance with the Company’s revenue recognition policy. Contract liabilities are classified as current and are included in other current liabilities. For the three months ended March 31, 2026, contract liabilities decreased by approximately $1.2 million to $8.5 million, from $9.8 million at December 31, 2025, reflecting $22.1 million of customer prepayments and advance billings recorded during the period, partially offset by $23.3 million of revenue recognized that was included in contract liabilities at the beginning of the period and/or recorded during the period.

Transaction Price Allocated to Future Obligations

The aggregate amount of transaction price allocated to remaining performance obligations that have not been fully satisfied as of  March 31, 2026 related to contracts that exceed one year in duration amounted to $22.4 million, with expected contract expiration dates that range from 2027 – 2031. Based on the Company's current estimates, it is expected that approximately $4.2 million of this aggregate amount will be recognized in 2027, $0.3 million will be recognized in 2028, and $17.9 million will be recognized in the years beyond 2028. The majority of the Company's orders received (but not yet shipped) at  March 31, 2026 are related to contracts that have an original expected duration of one year or less, for which the Company is electing to utilize the practical expedient available within the applicable guidance, and are excluded from the transaction price related to these future obligations. The Company will generally satisfy the remaining performance obligations as we transfer control of the products ordered to our customers.

4.	EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted net earnings per common share under the two-class method for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025

Numerator:
Net earnings	$11,379	$17,874
Less dividends declared:
Class A	127	127
Class B	736	737
Undistributed earnings	$10,516	$17,010

Undistributed earnings allocation:
Class A undistributed earnings	$1,686	$2,748
Class B undistributed earnings	8,830	14,262
Total undistributed earnings	$10,516	$17,010

Net earnings allocation:
Class A net earnings	$1,813	$2,875
Class B net earnings	9,566	14,999
Net earnings	$11,379	$17,874

Denominator:
Weighted-average shares outstanding:
Class A - Basic and Diluted	2,115	2,115
Class B - Basic	10,551	10,457
Class B - Diluted	10,554	10,457

Net earnings per share:
Class A - Basic and Diluted	$0.86	$1.36
Class B - Basic	$0.91	$1.43
Class B - Diluted	$0.91	$1.43

5.	FAIR VALUE MEASUREMENTS

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

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3 – Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

	March 31, 2026
	Carrying value	Fair value	Cash and cash equivalents	Other Current Assets
Cash	$58,582	$58,582	$58,582	$-
Level 1:
Money market funds (Rabbi Trust)	394	394	-	394
Subtotal	394	394	-	394
Level 2:
Certificates of deposit and time deposits	1,834	2,041	864	969
Subtotal	1,834	2,041	864	969
Total	$60,810	$61,017	$59,446	$1,363

	December 31, 2025
	Carrying value	Fair value	Cash and cash equivalents	Other Current Assets
Cash	$57,531	$57,531	$57,531	$-
Level 1:
Money market funds	1	1	1	-
Money market funds (Rabbi Trust)	586	586	-	586
Subtotal	587	587	1	586
Level 2:
Certificates of deposit and time deposits	1,859	2,121	268	1,591
Subtotal	1,859	2,121	268	1,591
Total	$59,977	$60,239	$57,800	$2,177

As of March 31, 2026 and December 31, 2025, our available-for-sale securities primarily consisted of investments held in a rabbi trust which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations. These securities are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs and amounted to $0.4 million at  March 31, 2026 and $0.6 million at December 31, 2025.

Throughout 2026 and 2025, the Company entered into a series of foreign currency forward contracts, the fair values of which were $1.3 million at  March 31, 2026 and $1.8 million at  December 31, 2025. The estimated fair value of foreign currency forward contracts is based on quotes received from the applicable counterparty, and represents the estimated amount we would receive or pay to settle the contracts, taking into consideration current exchange rates which can be validated through readily observable data from external sources (Level 2).

The Company is a party to two interest rate swap agreements as further described in Note 9, "Derivative Instruments and Hedging Activities". The fair value of the interest rate swap agreements was $0.6 million at March 31, 2026 and $0.9 million at December 31, 2025, which was based on market data, and represents the estimated amount we would receive or pay to settle the agreements, taking into consideration current and projected future interest rates as well as the creditworthiness of the parties, all of which can be validated through readily observable data from external sources (Level 2).

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 were as follows:

	Balance Sheet Classification	March 31, 2026	December 31, 2025
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Other current assets	$379	$294
Not designated as hedging instruments	Other current assets	909	1,504
Interest rate swap agreements:
Designated as a cash flow hedge	Other assets	610	905
Total derivative assets		$1,898	$2,703

In connection with the acquisition of Enercon as further described in Note 2, "Acquisition", the sellers are eligible to receive an Earnout Payment based on the achievement of certain financial metrics for each of the fiscal 2025 and 2026 Earnout Periods. As this contingent consideration will be settled in cash by Bel if the related metrics are achieved, this contingent consideration has been classified as a liability on the accompanying balance sheets at March 31, 2026 and December 31, 2025. The earnout liabilities were initially recorded at a fair value of $3.3 million at the acquisition date, with subsequent remeasurements to fair value as of the balance sheet dates calculated using Level 3 unobservable inputs. At March 31, 2026 and  December 31, 2025, inputs to the valuation approach for the contingent earnout liabilities include the Company's forecasted Enercon EBITDA (as defined under the terms of the Purchase Agreement) for each of 2025 and 2026, an estimated EBITDA volatility measure of 57.1%, and 52.1%, respectively, an expected term of 2 years and a discount rate on the Earnout Payments of 6.10% and 6.66%, respectively. The fair value of the earnout liabilities as of March 31, 2026 and December 31, 2025 were as follows:

		Level 3
	Balance Sheet Classification	March 31, 2026	December 31, 2025
Contingent Liabilities:
Earnout payment liability - 2025	Other current liabilities	$-	$4,916
Earnout payment liability - 2026	Other long-term liabilities	2,328	1,709
		$2,328	$6,625

The change in the fair value of the 2025 Earnout Payment noted above from December 31, 2025 to March 31, 2026 relates to the full achievement of the earnout targets in 2025 and resulting payment thereof to the Sellers during the first quarter of 2026. Changes in the fair value of the 2026 Earnout Payment have been recognized through earnings during the three months ended March 31, 2026.

Aside from the earnout liability described above, the Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended March 31, 2026 or  March 31, 2025. There were no changes to the Company’s valuation techniques used to measure fair values on a recurring or nonrecurring basis during the three months ended March 31, 2026 or  March 31, 2025.

During 2025, in connection with the Company's annual impairment test of indefinite-lived intangible assets and determined that no impairment charges were required. There were no financial assets or indefinite-lived intangible assets measured at fair value on a nonrecurring basis as of  March 31, 2026 or December 31, 2025.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature. The fair value of the Company’s long-term debt is estimated using a discounted cash flow method based on interest rates that are currently available for debt issuances with similar terms and maturities. At  March 31, 2026 and December 31, 2025, the estimated fair value of total debt was $204.3 million and $196.5 million, respectively, compared to a carrying amount of $204.5 million and $197.5 million, respectively. The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of March 31, 2026.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis. These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis. Based on the Company's assessment, it was concluded that no triggering events occurred during the three months ended March 31, 2026 or March 31, 2025.

6.	INVENTORIES

The components of inventories are as follows:

	March 31,	December 31,
	2026	2025
Raw materials	$81,862	$73,629
Work in progress	59,886	58,076
Finished goods	39,486	35,565
Inventories	$181,234	$167,270

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2026	2025
Land	$127	$130
Buildings and improvements	16,383	16,408
Machinery and equipment	106,282	103,445
Construction in progress	7,846	7,114
	130,638	127,097
Accumulated depreciation	(82,159)	(78,669)
Property, plant and equipment, net	$48,479	$48,428

Depreciation expense was $2.9 million and $3.0 million, respectively, for the three months ended  March 31, 2026 and 2025. Depreciation expense related to our manufacturing facilities and equipment is included in cost of sales and depreciation expense associated with administrative facilities and office equipment is included in selling, general and administrative expense within the accompanying condensed consolidated statements of operations.

8.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2026	2025
Salaries, bonuses and related benefits	$27,810	$37,426
Accrued restructuring costs	439	759
Sales commissions	2,848	2,375
Warranty accrual	1,167	1,245
Other	10,463	7,905
	$42,727	$49,710

The change in warranty accrual during the three months ended March 31, 2026 primarily related to repair costs incurred and adjustments to pre-existing warranties. The new warranty charges incurred during the three months ended March 31, 2026. were less than $0.1 million.

Restructuring Activities:

Activity and liability balances related to restructuring costs for the three months ended March 31, 2026 are as follows:

		Three Months Ended
		March 31, 2026
	Liability at		Cash Payments	Liability at
	December 31,	New	and Other	March 31,
	2025	Charges	Settlements	2026
Severance costs	$85	$76	$(45)	$116
Other restructuring costs	674	-	(351)	323
Total	$759	$76	$(396)	$439

The balance of accrued restructuring costs at March 31, 2026 is primarily related to remaining liabilities associated with the Company's facility consolidation project in China where multiple Industrial Technology & Data Solutions manufacturing sites were consolidated.

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

We held outstanding foreign currency forward contracts with notional amounts of $55.6 million and $49.6 million as of March 31, 2026 and December 31, 2025, respectively. The Company's foreign currency forward contracts related to the Chinese renminbi are designated as cash flow hedges for accounting purposes and as such, changes in their fair value are recognized in accumulated other comprehensive loss in the consolidated balance sheet and are reclassified into the statement of operations within cost of goods sold in the period in which the hedged transaction affects earnings.

Interest Rate Swap Agreements

To partially mitigate risks associated with the variable interest rates on the revolver borrowings under our Credit Agreement (as defined and described in Note 10, "Debt", below), in November 2021, we executed a pay-fixed, receive-variable interest rate swap agreement with each of two multinational financial institutions under which we (i) pay interest at a fixed rate of 1.334% and received variable interest of the daily SOFR rate plus 10 basis points on a notional amount of $30.0 million and (ii) paid interest at a fixed rate of 1.348% and received variable interest of the daily SOFR rate plus 10 basis points on a notional amount of $30.0 million (the “2021 Swaps”). The effective date of the 2021 Swaps was December 31, 2021, and settlements with the counterparties began on January 31, 2022 and occur on a monthly basis. The 2021 Swaps will terminate on August 31, 2026.

The 2021 Swaps are designated as cash flow hedges for accounting purposes and as such, changes in their fair value are recognized in accumulated other comprehensive loss in the consolidated balance sheet and are reclassified into the statement of operations within interest expense in the period in which the hedged transaction affects earnings.

Fair Values of Derivative Financial Instruments

See Note 5, "Fair Value Measurements" for the gross fair values of the Company's derivative assets and liabilities as of March 31, 2026 and December 31, 2025.

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
	March 31,
	2026	2025
Net gains (losses) recognized in AOCL:
Foreign currency forward contracts	$343	$29
Interest rate swap agreements	68	(124)
	$411	$(95)

Net gains (losses) reclassified from AOCL to the consolidated statement of operations:
Foreign currency forward contracts	$139	$(57)
Interest rate swap agreements	364	465
	$503	$408

The gains and losses related to the foreign currency forward contracts are included as a component of currency translation adjustment on the accompanying condensed consolidated statements of comprehensive income for the three months ended  March 31, 2026 and 2025.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains (losses) recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 were as follows:

		Three Months Ended
		March 31,
	Classification in Consolidated Statements of Operations	2026	2025
Foreign currency forward contracts	Other (expense) income, net	$893	$(285)
		$893	$(285)

10.	DEBT

The Company has a Credit and Security Agreement with KeyBank National Association (as amended, the "Credit Agreement" or the "CSA") with a maximum revolving amount of $400 million.

At  March 31, 2026 and  December 31, 2025, outstanding borrowings under the revolver amounted to $204.5 million and $197.5 million, respectively. The unused credit available under the credit facility was $195.5 million at March 31, 2026 and $202.5 million at December 31, 2025. The Company incurred $2.5 million and $4.2 million of interest expense during the three months ended March 31, 2026 and 2025, respectively, in connection with interest due on its outstanding borrowings under the CSA during each period, including the effects of the 2021 Swaps discussed in Note 9, "Derivative Instruments and Hedging Activities", and amortization of deferred financing costs.

The Company’s borrowings consist of (i) a $60.0 million fixed-rate tranche that bears interest at a stated rate of 2.59% at March 31, 2026 and December 31, 2025, respectively and (ii) a variable-rate tranche of $144.5 million and $137.5 million at March 31, 2026 and December 31, 2025, respectively, that bears interest at SOFR plus the applicable credit spread in accordance with the credit agreement. For comparability, the Company also presents the weighted-average effective interest rates on its borrowings after giving effect to the 2021 interest rate swaps: the weighted-average effective rate on the variable-rate tranche was 3.54% and 3.63% as of March 31, 2026 and December 31, 2025, respectively, and the weighted-average effective rate on total borrowings (fixed and variable) was 4.30% and 4.42%, respectively. The stated variable rates in effect on the measurement dates (before the impact of the swaps) were 5.01% at March 31, 2026 and 5.21% at December 31, 2025.

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

At March 31, 2026, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Fixed Charge Coverage Ratio.

11.	INCOME TAXES

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

Due to the expiration of the statutes of limitations for certain jurisdictions, it is reasonably possible that unrecognized tax benefits related to previously filed tax returns may materially change from the amounts recorded as liabilities for uncertain tax positions in the Company’s condensed consolidated financial statements as of March 31, 2026. The Company’s liabilities for uncertain tax positions totaled $17.8 million as of March 31, 2026, compared to $17.5 million as of December 31, 2025. Approximately $2.0 million of these liabilities are expected to be resolved within the next twelve months due to statute expirations. These amounts, if recognized, would reduce the Company’s effective tax rate.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of the current provision for income taxes. For the three months ended March 31, 2026 and 2025, the Company recognized $0.1 million in each period, in interest and penalties in the condensed consolidated statements of operations. As of March 31, 2026, the Company had accrued approximately $1.2 million for the payment of interest and penalties, compared to $1.1 million as of  December 31, 2025. These amounts are included in liability for uncertain tax positions in the condensed consolidated balance sheets.

12.	RETIREMENT, SAVINGS AND DEFERRED COMPENSATION PLANS

The Company maintains the Bel Fuse Inc. Employees’ Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code. The expense for the three months ended March 31, 2026 and 2025 amounted to $0.7 million and $0.4 million, respectively. The Company’s matching contribution is made in the form of Bel Class A common stock. As of March 31, 2026, the plan owned 217,238 and 45,561 shares of Bel Class A and Class B common stock, respectively.

The Company also maintains a Nonqualified Deferred Compensation Plan (the "DCP"). With certain exceptions, the Company's contributions to the DCP are discretionary and become fully vested by the participants upon reaching age 65. The expense for the three months ended March 31, 2026 and 2025 amounted to less than $0.1 million during each period. As the plan is fully funded, the assets and liabilities related to the DCP were in equal amounts of $1.7 million at  March 31, 2026 and $1.7 million at  December 31, 2025. These amounts are included in other assets and other liabilities, respectively, on the accompanying condensed consolidated balance sheets as of each date.

The Company’s subsidiaries in Asia maintain a retirement fund that covers substantially all Hong Kong-based full-time employees. Retirement fund expense for the three months ended March 31, 2026 and 2025 amounted to less than $0.1 million, in each period.

The Company maintains a SERP, which is designed to provide a limited group of key management and other key employees of the Company with supplemental retirement and death benefits. As discussed in Note 5, "Fair Value Measurements", above, the Company has investments in a rabbi trust which are intended to fund the obligations of the SERP.

The components of SERP expense are as follows:

	Three Months Ended
	March 31,
	2026	2025
Service cost	$80	$71
Interest cost	241	240
Net amortization	(11)	(35)
Net periodic benefit cost	$310	$276

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

The following amounts are recognized net of tax in accumulated other comprehensive loss:

	March 31,	December 31,
	2026	2025
Prior service cost	$46	$55
Net loss	(3,065)	(3,085)
	$(3,019)	$(3,030)

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at  March 31, 2026 and December 31, 2025 are summarized below:

	March 31,	December 31,
	2026	2025

Foreign currency translation adjustment, net of taxes of ($312) at March 31, 2026 and ($312) at December 31, 2025	$(18,347)	$(19,490)
Unrealized gains on interest rate swap cash flow hedge, net of taxes of $0 at March 31, 2026 and $0 at December 31, 2025	610	906
Unrealized holding gains on marketable securities, net of taxes of ($7) at March 31, 2026 and ($7) at December 31, 2025	20	21
Unfunded SERP liability, net of taxes of $1,000 at March 31, 2026 and $1,003 at December 31, 2025	1,379	1,389

Accumulated other comprehensive loss	$(16,338)	$(17,174)

Changes in accumulated other comprehensive loss by component during the three months ended March 31, 2026 are as set forth below. All amounts are net of tax:

			Unrealized
	Foreign	Unrealized Gains	Holding
	Currency	on Interest Rate	Gains on
	Translation	Swap Cash	Marketable	Unfunded
	Adjustment	Flow Hedge	Securities	SERP Liability		Total

Balance at December 31, 2025	$(19,490)	$906	$21	$1,389		$(17,174)
Other comprehensive (loss) income before reclassifications	1,282	68	(1)	(6)		1,343
Amount reclassified from accumulated other comprehensive loss	(139)	(364)	-	(4)	(a)	(507)
Net current period other comprehensive (loss) income	1,143	(296)	(1)	(10)		836

Balance at March 31, 2026	$(18,347)	$610	$20	$1,379		$(16,338)

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

On June 23, 2021, a patent infringement lawsuit styled Bel Power Solutions, Inc. v. Monolithic Power Systems, Inc., Case Number 6:21cv00655, was filed in the United States District Court for the Western District of Texas (Waco Division) by Bel Power Solutions, Inc. against Monolithic Power Systems, Inc. ("MPS") for infringement of various patents directed towards systems, methods and articles of manufacture that provide a substantial improvement in power control for circuits, including novel and unique point-of-load regulators. On July 27, 2023, the Western District of Texas court filed an Order granting MPS’s motion for summary judgment of non-infringement. In the first quarter of 2026, the Company entered into a settlement agreement related to the matter described above and expects to make an immaterial cash payment in the second quarter of 2026.

In connection with the Company's 2014 acquisition of the Power-One Power Solutions business ("Power Solutions") of ABB Ltd ("ABB"), there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or “BPS China”) for the years 2004 to 2006. In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim. In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court’s ruling. The hearing of the appeal was held on October 2, 2014. On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China. An appeal was filed on July 18, 2015 before the Regional Tax Commission of Florence and rejected. On December 5, 2016, the Arezzo Revenue Agency filed an appeal with the Supreme Court and BPS China filed a counter-appeal on January 4, 2017. The Supreme Court rendered a judgment against BPS China in March 2024. BPS China filed an appeal in July 2024. The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying condensed consolidated balance sheets at  March 31, 2026 and  December 31, 2025. As Bel is entitled to be fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying condensed consolidated balance sheets at March 31, 2026 and  December 31, 2025.

In connection with the Company's 2021 acquisition of EOS Power ("EOS"), there is an ongoing claim asserted with respect to EOS by the Principal Commissioner of Customs (Preventive), Mumbai related to customs duties and imposed fines and penalties dating back to 1994. The original demand was in the amount of approximately $1.4 million, of which EOS has paid $0.5 million. EOS filed an Appeal in 2016 which is pending with the Customs, Excise and Service Tax Appellate Tribunal in Mumbai related to the $0.9 million balance of the original demand net of EOS' payment. As part of the EOS acquisition agreement entered into in March 2021, the Company is entitled to be indemnified for this matter for a period of 7 years from the acquisition date. The Company is unable to estimate at this time what amount, if any, may ultimately be due in connection with this claim. As such, no estimate was accrued as of  March 31, 2026.

15.	SEGMENTS

During the first quarter of 2026, the Company implemented a change in its internal organizational and reporting structure to better align management reporting with customer end markets. As a result, effective  March 31, 2026, the Company updated the reportable segment view used by the Company’s Chief Operating Decision Maker (“CODM”) to assess performance and allocate resources. The CODM has not changed.

Following this change, the Company has two reportable segments: (i) Aerospace, Defense & Rugged Solutions and (ii) Industrial Technology & Data Solutions. Prior‑period segment information has been recast to conform to the current period presentation. Accordingly, prior-year segment amounts have been recast for comparability to conform to the current period presentation. The Aerospace, Defense & Rugged Solutions segment primarily includes the Company’s legacy Connectivity Solutions business and Enercon operations. The Industrial Technology & Data Solutions segment primarily includes the Company’s legacy Power Solutions and Protection and Magnetic Solutions operations. These segment descriptions reflect how results are reviewed by the CODM.

There are no intercompany sales between segments.

On a quarterly basis, the Company’s CODM evaluates segment performance using gross profit (a U.S. GAAP measure), which the Company has determined to be its measure of segment profit or loss under ASC 280, as amended by ASU 2023-07. The CODM uses segment gross profit to make commercial and operational decisions and to evaluate capital deployment opportunities. The CODM’s quarterly reporting package also includes segment revenues and cost of sales to arrive at gross profit; cost of sales is a significant segment expense and is therefore included in the segment financial data tables below.

	Three Months Ended March 31, 2026
	Aerospace, Defense & Rugged Solutions	Industrial Technology & Data Solutions	Total

Net sales	$99,821	$78,670	$178,491
Cost of sales	58,443	49,903	108,346
Segment gross profit	41,378	28,767	70,145
Segment gross profit %	41.5%	36.6%	39.3%
Corporate and other			(547)
Total consolidated gross profit			69,598
Gross profit %			39.0%
Research and development costs			8,507
Selling, general and administrative expenses			36,730
Restructuring charges			76
Earnout liability adjustment			619
Interest expense			2,530
Interest income			(150)
Other income, net			3,494
Earnings before provision for income taxes			$17,792

	Three Months Ended March 31, 2026
	Aerospace, Defense & Rugged Solutions	Industrial Technology & Data Solutions	Reportable segment total	Corporate and other	Consolidated

Total Assets	$665,868	$224,379	$890,247	$61,673	$951,920
Capital Expenditures	2,012	576	2,588	55	2,643
Depreciation and Amortization Expense	4,830	1,642	6,472	152	6,624
Interest Expense	-	15	15	2,515	2,530

	Three Months Ended March 31, 2025
	Aerospace, Defense & Rugged Solutions	Industrial Technology & Data Solutions	Total

Net sales	$83,122	$69,116	$152,238
Cost of sales	49,794	43,336	93,130
Segment gross profit	33,328	25,780	59,108
Segment gross profit %	40.1%	37.3%	38.8%
Corporate and other			(289)
Total consolidated gross profit			58,819
Gross profit %			38.6%
Research and development costs			7,222
Selling, general and administrative expenses			29,507
Restructuring charges			(2,933)
Interest expense			4,152
Interest income			(275)
Other income, net			(2,639)
Earnings before provision for income taxes			$23,785

        '

	Three Months Ended March 31, 2025
	Aerospace, Defense & Rugged Solutions	Industrial Technology & Data Solutions	Reportable Segment Total	Corporate and other	Total Consolidated

Total Assets	$647,325	$230,257	$877,582	$(293,165)	$584,417
Capital Expenditures	1,173	1,612	2,785	5	2,790
Depreciation and Amortization Expense	5,010	1,535	6,545	139	6,684
Interest Expense	14	101	115	4,037	4,152

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2025 Annual Report on Form 10-K and our consolidated financial statements and related notes set forth in Item 8 of Part II of our 2025 Annual Report on Form 10-K. See Part II, Item 1A, “Risk Factors,” below and “Cautionary Notice Regarding Forward-Looking Information,” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our Forward-Looking Statements. All amounts and percentages are approximate due to rounding and all dollars in the text are in millions, except per share amounts or where otherwise noted. When we cross-reference to a “Note,” we are referring to our “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1, of this Quarterly Report on Form 10-Q, unless the context indicates otherwise.  All amounts noted within the tables are in thousands and amounts and percentages are approximate due to rounding.

Overview

Our Company

We design, manufacture, and market critical electronic components, systems and solutions for customers in aerospace, defense, industrial, and data-driven markets. Understanding that our customers face increasingly complex technical challenges, Bel delivers a comprehensive portfolio of solutions including power systems, high-reliability connectors and cable assemblies, circuit protection, and networking products that enable Original Equipment Manufacturers (OEMs) to bring their innovations to market. Bel partners closely with customers to deliver both customized and standard solutions tailored to their specific applications and performance requirements. With manufacturing facilities and technical support teams worldwide, Bel serves as a strategic partner to customers who require proven reliability in demanding end markets.

Effective March 31, 2026, we realigned our organizational and reporting structure and changed the reportable segment views used by the Chief Operating Decision Maker to evaluate operating performance and allocate resources. As a result, we now operate and report results through the following two reportable segments:

●	Aerospace, Defense & Rugged Solutions, which serves customers in aerospace, defense, space, and other ruggedized applications; and

●	Industrial Technology & Data Solutions, which serves customers in industrial, networking, and data infrastructure markets.

Our product portfolio includes power solutions, connectors and cable assemblies, circuit protection devices, and networking products. We sell standard products and provide customized solutions to meet customer specifications. We maintain manufacturing operations and engineering support capabilities in multiple geographic regions and sell our products globally. We did not incur material restructuring charges as a result of this realignment.

For comparability, prior‑period segment information has been recast to conform to the current period presentation.

In the three months ended March 31, 2026, 56% of our revenues were derived from Aerospace, Defense & Rugged Solutions and 44% from Industrial Technology & Data Solutions.

Our operating expenses are driven principally by the cost of labor where the factories that we use are located, the cost of the materials that we use and our ability to effectively and efficiently manage overhead costs. As labor and material costs vary by product line and region, any significant shift in product mix can have an associated impact on our costs of sales. Costs are recorded as incurred for all products manufactured. Such amounts are determined based upon the estimated stage of production and include materials, labor cost and fringes and related allocations of factory overhead. Our products are manufactured at various facilities in the United States, Mexico, Dominican Republic, United Kingdom, Slovakia, Israel, India and the People’s Republic of China.

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

Key Factors Affecting our Business

We believe that in addition to recent global tariffs and inflationary pressures on the costs of goods and services in general, as well as ongoing conflicts/political unrest including in or near the countries in which Bel operates, the key factors affecting and/or potentially affecting our results for the three months ended March 31, 2026 and/or future results include the following:

•	Acquisition of dataMate – In March 2026, we acquired dataMate, as further disclosed in Note 2, "Acquisitions." As a result, our Industrial Technology & Data Solutions segment will include dataMate’s net sales and results of operations from the date of acquisition. dataMate provides Ethernet and broadband connectivity solutions, and its results of operations may vary based on factors such as demand in industrial networking and data infrastructure markets, customer purchasing patterns, and general market conditions.

•

Backlog – Our backlog of orders amounted to $531.3 million at March 31, 2026, an increase of $92.2 million, or 21.0%, from December 31, 2025. From December 31, 2025 to March 31, 2026, we experienced a 17.0% increase in backlog within our Aerospace, Defense & Rugged Solutions segment and a 27.3% increase within our Industrial Technology & Data Solutions segment. Factors that could cause us to fail to ship all such orders include unanticipated supply difficulties, changes in customer demand, and new customer designs. Due to these factors, backlog may not be a reliable indicator of the timing or amount of future sales.

•

Product Mix – Material and labor costs vary by product line, and any significant shift in product mix between higher- and lower-margin products will have a corresponding impact on our gross margin. In general, products within our Aerospace, Defense & Rugged Solutions segment have historically generated higher contribution margins due to a product mix that serves harsh-environment and high-reliability applications and end markets, which may be partially offset by higher-cost bills of materials. Our Industrial Technology & Data Solutions segment includes products that have historically generated strong contribution margins, as well as products that are more labor-intensive and therefore may be more sensitive to wage rate changes and foreign currency fluctuations, including movements between the U.S. dollar and the Chinese renminbi. Fluctuations in revenue volume and product mix between our reportable segments and product lines will have a corresponding impact on our profit margins. See "Results of Operations - Summary by Operating Segment - Revenue and Gross Margin."

•

Pricing and Availability of Materials – Prices for commodities that are key inputs to our products, including gold (Au), silver (Ag) and copper (Cu), have increased as market prices for these metals have risen. In addition, lead times for certain integrated circuits (“ICs”) have increased, which we believe is driven in part by demand related to AI-enabled applications and the supporting infrastructure. Regulatory developments, including trade restrictions and other measures affecting suppliers in the PRC, have previously disrupted, and could in the future disrupt, our supply chain. These disruptions could result in limited access to certain components or suppliers, increased costs, extended lead times, shortages, or other adverse impacts on our business and results of operations. Additionally, tariffs or other duties imposed by the U.S. or foreign governments on imports or exports could increase our costs, reduce margins, or require price increases, which could in turn reduce customer demand. See "Global Tariffs" below.

•

Global Tariffs – On April 5, 2025, the U.S. government announced the implementation of reciprocal tariffs on imports into the United States from certain countries in which our manufacturing facilities and/or suppliers are located. On February 20, 2026, the Supreme Court of the United States issued its decision in Learning Resources, Inc. v. Trump, holding that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the imposition of tariffs. While this decision invalidated certain tariffs previously imposed under IEEPA, the broader implications of the ruling remain uncertain. We continue to monitor developments in U.S. trade policy, including potential legislative or executive actions that could result in the imposition of tariffs under alternative statutory authorities. Imports into the United States from Mexico are currently exempt from tariffs under the United States–Mexico–Canada Agreement (“USMCA”), as currently in force. During the three months ended March 31, 2026, tariffs did not have a material impact on our results of operations. We continue to monitor potential impacts from changes in trade policy and may implement mitigation actions, including supply chain adjustments and pricing actions, as appropriate. The imposition or reinstatement of tariffs on imports into the United States could increase costs, disrupt supply chains, and/or reduce demand for our products, which could adversely affect future results of operations, including net sales and gross margins.

•

Labor Costs – Labor costs represented 7.9% of revenue during the first quarter of 2026, compared to 8.4% of revenue during the first quarter of 2025. The decrease primarily reflects operating leverage on higher sales volumes (net sales increased 17.2%), automation-driven productivity improvements, and the late-2025 transition of certain manufacturing activities from the Company’s Pingguo, PRC facility to an outside subcontractor, which shifted a portion of costs from direct labor to materials.

•	Inflationary Pressures - Inflationary pressures could continue to result in higher input costs, including those related to our raw materials, labor, freight, utilities, healthcare and other expenses. Our future operating results will depend, in part, on our continued ability to manage these fluctuations through pricing actions, cost savings initiatives and sourcing decisions. The ongoing armed conflict involving Iran and the Gulf states was the primary driver of the increased energy prices and resulting inflation in our various regions of operations in the first quarter of 2026. The conflict has led, and may continue to lead, to, among other things, increased volatility and higher prices for commodities, such as energy products and freight on input material costs, increased inflation in various countries where we and/or our suppliers or customers operate, and disruptions to global trade and supply chains, including key energy transit routes. Actual or threatened disruptions to maritime shipping lanes and other escalating security tensions have also increased insurance, financing and transportation costs. While the impact on us has not been material, prolonged or expanded hostilities could have a material adverse effect in future periods.

•

Impact of Foreign Currency – During the three months ended March 31, 2026, labor and overhead costs increased by approximately $2.3 million compared to the same period in 2025, primarily due to unfavorable foreign exchange rates involving the Israeli shekel, the Chinese renminbi, the euro, and the Mexican peso. Specifically, the appreciation of the Israeli shekel, Chinese renminbi and euro against the U.S. dollar resulted in higher labor and overhead costs of $1.1 million, $0.9 million and $0.3 million, respectively. We recognized a foreign exchange transactional loss of $3.2 million during this period, mainly due to currency spot rate fluctuations when translating balance sheet accounts as of March 31, 2026, versus December 31, 2025. As a U.S.-domiciled company, our foreign currency-denominated financial results are translated into U.S. dollars, and exchange rate fluctuations can impact our consolidated statements of operations and cash flows. We continuously monitor foreign currency movements and may utilize forward contracts or implement pricing actions to mitigate the impact of currency fluctuations on our operating results. T

•

Effective Tax Rate – Our effective tax rate will fluctuate based on the geographic regions in which our pretax profits are earned. Of the geographic regions in which we operate, the U.S. and Europe’s tax rates are generally comparable while Asia has the lowest tax rates of our three geographical regions. See Note 11, “Income Taxes.”

Results of Operations - Summary by Operating Segment

Revenue and Gross Margin

Our revenue and gross margin by operating segment for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
	March 31,
	Revenue		Gross Margin
	2026	2025	2026	2025
Aerospace, Defense & Rugged Solutions	$99,821	$83,122	41.5%	40.1%
Industrial Technology & Data Solutions	78,670	69,116	36.6%	37.3%
	$178,491	$152,238	39.0%	38.6%

Aerospace, Defense & Rugged Solutions:

Net sales increased by $16.7 million, or 20.1%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily driven by higher sales volumes in defense applications, which rose by $9.4 million (18.7%), and in commercial aerospace applications, which rose by $4.2 million (21.4%). Sales into rugged industrial applications also increased by $3.1 million (23.2%).

Gross margin improved from the prior-year period, mainly due to a more favorable product mix and stronger operational efficiencies tied to facility consolidation initiatives. These benefits were partially offset by an unfavorable impact from foreign currency movements, primarily due to the weakening of the U.S. dollar against the Israeli shekel and Mexican peso.

Industrial Technology & Data Solutions

Net sales increased by $9.6 million, or 13.8%, for the three months ended March 31, 2026, compared to the prior-year period. The increase was driven by growth in data solutions applications, which rose by $9.5 million (30.4%), and in industrial applications, which rose by $4.3 million (16.7%). This growth was partially offset by a decline in transportation applications, which decreased by $4.2 million (33.3%).

Gross margin decreased compared to the prior-year period, primarily due to an unfavorable product mix and the unfavorable impact of foreign currency exchange rate movements, principally related to the Chinese renminbi relative to the U.S. dollar.

Cost of Sales

Cost of sales as a percentage of revenue for the three months ended March 31, 2026 and 2025 consisted of the following:

	Three Months Ended
	March 31,
	2026	2025
Material costs	30.2%	29.4%
Labor costs	7.9%	8.4%
Other expenses	22.9%	23.6%
Total cost of sales	61.0%	61.4%

As a percentage of sales, material costs increased to 30.2% in 2026 from 29.4% in 2025. The increase in material cost as a percentage of sales was primarily due to a shift in product and production mix toward power products in the Aerospace, Defense & Rugged Solutions segment and the Industrial Technology & Data Solutions segment, which generally have higher material content.

As a percentage of sales, labor costs decreased to 7.9% in 2026 from 8.4% in 2025, primarily reflecting higher sales volume and product mix with less labor-intensive products manufactured by outside manufacturers. This benefit was partially offset by unfavorable foreign currency movements, including the Israeli shekel and, Chinese renminbi which increased labor-related costs when translated into U.S. dollars.

For the three months ended March 31, 2026, overhead and other manufacturing costs were 22.9% of sales, compared to 23.6% of sales for the three months ended March 31, 2025. Although these costs increased in absolute dollars year over year, the improvement as a percentage of sales was primarily driven by higher sales volumes in 2026, which resulted in more favorable absorption of largely fixed manufacturing costs, including support labor and related benefits, depreciation and amortization, and facility-related costs (rent, utilities, and insurance).

Research and Development Expense

Research and development (“R&D”) expenses totaled $8.5 million for the three months ended March 31, 2026, an increase of $1.3 million from $7.2 million for the three months ended March 31, 2025. The increase was primarily attributable to higher R&D personnel costs, including approximately $0.5 million of higher labor and fringe benefits, and approximately $0.5 million of higher bonus expense related to the Company’s company-wide incentive program. The increase in R&D expense was broad-based across both Aerospace, Defense & Rugged Solutions and Industrial Technology & Data Solutions.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses totaled $36.7 million for the three months ended March 31, 2026, an increase of $7.2 million from $29.5 million for the three months ended March 31, 2025. The increase reflected non-recurring items, including $1.4 million of acquisition-related costs associated with the acquisition of dataMate and approximately $1.0 million of onboarding and overlapping salary and benefit costs related to the CEO and segment President positions, $0.7 in higher stock compensation expense. Other factors driving the year over year increase include higher commissions, an increase and overlap in audit fees, higher IT system costs and the annual salary increase which took effect on March 1, 2026. Additionally, bonus expense was $1.3 million higher during the first quarter of 2026 as there was a bonus reversal in the first quarter of 2025 which did not recur in the 2026 period.

Interest Expense

Interest expense was $2.5 million for the three months ended March 31, 2026, compared to $4.2 million for the three months that ended March 31, 2025, representing a decrease of $1.7 million. The decrease was primarily due to lower average outstanding borrowings under the Company’s credit facilities during the 2026 period compared to the prior-year period. For further information on the Company's outstanding debt, see "Liquidity and Capital Resources" below and Note 10, "Debt."

Interest Income

Interest income for the three months ended March 31, 2026 was $0.2 million, down from $0.3 million for the same period in 2025.

Other (Expense) Income, Net

Other expense, net was $3.5 million for the three months ended March 31, 2026, compared to other income, net of $2.6 million for the three months ended March 31, 2025. The year-over-year change was primarily driven by unfavorable foreign exchange impacts, resulting in a foreign exchange loss of $3.2 million from fluctuations in spot exchange rates of certain currencies against the U.S. dollar when translating and remeasuring balance sheet accounts at period end compared to foreign exchange transactional gain of $4.3 million during the three-month periods ended March 31, 2025. SERP investments resulted in a loss of $0.4 million in the first quarter of 2026 versus a gain of $0.3 million in the first quarter of 2025. Additionally, the Company recorded income of $0.3 million associated with its investment in innolectric during the first quarter of 2025.

Provision for Income Taxes

The Company’s effective tax rate will fluctuate based on the geographic regions in which the pretax profits are earned. Tax rates in the U.S. and Europe are generally comparable, while Asia generally has lower statutory. See Note 11, “Income Taxes”.

For the three months ended March 31, 2026, the provision for income taxes was $2.8 million, compared to $5.5 million for the same period in 2025. Earnings before income taxes for the three months ended March 31, 2026, decreased by $6.0 million compared to the same period in 2025, primarily due to lower income worldwide. The Company’s effective tax rate for the three months ended March 31, 2026, was 15.8%, compared to 23.0% for the same period in 2025. The decrease in the effective tax rate was primarily driven by a benefit from restricted stock vesting, partially offset by changes in the mix of jurisdictional earnings and foreign valuation allowances on net operating losses. See Note 11, “Income Taxes.”

Liquidity and Capital Resources

Our principal sources of liquidity include $59.4 million of cash and cash equivalents at March 31, 2026, cash provided by operating activities and borrowings available under our credit facility. We expect to use this liquidity for operating expenses, investments in working capital, capital expenditures, interest, taxes, lease and purchase obligations, pension benefit obligations, dividends, purchases of common stock under our Repurchase Program, and debt obligations and other long-term liabilities. Our liquidity may also be utilized to fund potential acquisitions in future periods, as well as potential future cash requirements related to the Enercon acquisition, including the potential 2026 Earnout Payment that may become due and the put-call options under the Enercon shareholders’ agreement, pursuant to which Bel has the current intention to purchase the remaining 20% interest by early 2027. See the discussion “Liquidity and Capital Resources” appearing in Item 7, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, both in the next twelve months and in the longer term.

Cash Flow Summary

During the three months ended March 31, 2026, our cash and cash equivalents increased by $1.6 million. This increase was primarily due to the following:

•	net cash provided by operating activities of $13.8 million;
•	net borrowings of long-term debt of $7 million; partially offset by
•	a payment for the acquisition of dataMate of $15.2 million
•	purchases of property, plant and equipment of $2.6 million; and
•	dividend payments of $0.8 million;

Net cash provided by operating activities was favorably impacted by changes in working capital during the three months ending March 31, 2026, primarily due to an increase in accounts payable of $9.7 million and decreases in accounts receivable of $3.8 million and unbilled receivables of $1.0 million. Days sales outstanding (“DSO”) improved to 61 days on March 31, 2026 from 64 days on December 31, 2025, which is consistent with improved cash conversion and the Company’s ongoing focus on receivables management. These benefits were partially offset by an increase in inventories of $12.2 million, primarily due to higher levels of raw materials, work in process, and finished goods. The inventory increase was driven by strong customer demand and increased purchasing and production activity to support order requirements and manage lead times, as well as the impact of higher material costs that increased the dollar value of on-hand inventory. The working capital benefit was also partially offset by decreases in accrued expenses of $6.6 million, accrued restructuring costs of $0.3 million, and income taxes payable of $0.4 million, which primarily reflect cash payments and the timing of settlements of previously accrued obligations. Changes in other current assets and other assets also affected operating cash flows, with other current assets increasing by $0.5 million and other assets decreasing by $1.0 million during the quarter.

Inventory turns were 2.4 on March 31, 2026, compared to 2.5 on December 31, 2025. While demand remained strong, the modest decline in turns reflects the higher average inventory balance during the quarter, including additional inventory being held to support customer delivery schedules, lead-time requirements, and higher material costs.

Cash and cash equivalents, and accounts receivable comprised approximately 18.9% and 19.2% of our total assets as of March 31, 2026 and at December 31, 2025, respectively. Our current ratio (i.e., the ratio of current assets to current liabilities) was 3.2 to 1 as of March 31, 2026 and 3.0 to 1 as of December 31, 2025. At March 31, 2026 and December 31, 2025, $47.3 million and $43.4 million, respectively (or 79% and 75%, respectively), of our cash and cash equivalents was held by our foreign subsidiaries. We repatriated $3.0 million of funds from outside of the U.S. during the three months ended March 31, 2026. We continue to analyze our global working capital and cash requirements and the potential tax liabilities attributable to further repatriation, and we have yet to make any further determination regarding repatriation of funds from outside the U.S. to fund our U.S. operations in the future. In the event these funds were needed for our U.S. operations, we would be required to accrue and pay U.S. state taxes and any applicable foreign withholding taxes to repatriate these funds.

Future Cash Requirements

We expect foreseeable liquidity and capital resource requirements in the ordinary course to be met through existing cash and cash equivalents and anticipated cash flows from operations, as well as borrowings available under our revolving credit facility, if needed. Our material cash requirements arising in the normal course of business are outlined in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There were no material changes to our future cash requirements during the three months ended March 31, 2026.

Credit Facility

The Company had $195.5 million of available borrowings under its revolving credit facility at March 31, 2026. See Note 10, "Debt." There are no mandatory principal payments due on the credit facility borrowings during 2026. The current balance of $204.5 million is due upon expiration of the credit facility on September 1, 2028. Anticipated interest payments due amount to $25.9 million, of which $8.7 million is expected to be paid in 2026 based on our debt balance and interest rate in place as of March 31, 2026. As of March 31, 2026, we were in compliance with our debt covenants, including the most restrictive covenant, the Fixed Charge Coverage Ratio. The unused credit available under the credit facility as of March 31, 2026 was $195.5 million, all of which we had the ability to borrow without violating our Leverage Ratio covenant based on our existing consolidated EBITDA.

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

Based on the above, we have determined that our most critical accounting estimates are those related to business combinations, inventory valuation, goodwill and other indefinite-lived intangible assets, and those related to our pension benefit obligations. For a detailed discussion of our critical accounting estimates, refer to “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes in our critical accounting policies, judgments and estimates, including assumptions or estimation techniques utilized, as compared to those disclosed in our 2025 Annual Report on Form 10-K.

Recent Accounting Pronouncements

The discussion of new financial accounting standards applicable to our Company is incorporated herein by reference to Note 1, “Basis of Presentation and Accounting Policies”.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates, changes in interest rates associated with its long-term debt and fluctuations in commodity prices. Under the Company’s risk management strategy, the Company periodically uses foreign currency forward contracts to manage its short-term exposures to fluctuations in operational cash flows resulting from changes in foreign currency exchange rates. To partially mitigate risks associated with the variable interest rates on revolver borrowings under the Company's credit agreement (see Note 10, “Debt”, to the condensed consolidated financial statements herein, and Note 11, “Debt”, to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025), the Company maintains two pay-fixed, receive-variable interest rate swap agreements with two multinational financial institutions (see Note 9, “Derivative Instruments and Hedging Activities”, to the condensed consolidated financial statements herein, and Note 13, “Derivative Instruments and Hedging Activities”, to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025). The Company’s primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk and interest rate risk, when deemed appropriate. The Company enters into these contracts in the normal course of business to mitigate risks and not for speculative purposes. The Company utilizes various metals in the production of its products, including copper, zinc, tin, gold, and silver. Fluctuations in the prices of these and other commodities can lead to significantly higher production costs. The Company believes it has adequate primary and secondary sources for each of its key materials. While facing potential volatility in metal prices and anticipating increased material costs, the Company actively monitors these risks. To mitigate any possible negative impacts from these changes, it has implemented and may continue to implement various strategies, including price adjustments and productivity improvements. There have not been any material changes with regard to market risk during the three months ended March 31, 2026. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” herein, and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of market risks.

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

We are also involved in various other legal actions incidental to our business. In the Company’s opinion, it has made appropriate and adequate accruals for claims, if any, where necessary; however, the ultimate liability for legal proceedings is uncertain, and if significantly different than the amounts accrued, if any, the ultimate outcome could have a material effect on the financial condition or results of operations of the Company. The Company cannot predict the outcome of the litigation matters or other actions nor when they will be resolved.

Item 1A. Risk Factors

Our risk factors are disclosed in Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and should be carefully considered before making an investment decision. These are the risk factors that we consider to be the most significant risk factors, but they are not the only risk factors that should be considered in making an investment decision. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. This Quarterly Report on Form 10-Q also contains Forward-Looking Statements that involve risks and uncertainties. See the "Cautionary Notice Regarding Forward-Looking Information," above.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 21, 2024, the Company’s Board of Directors authorized and the Company publicly announced, a $25.0 million share repurchase program (the “Repurchase Program”). The Repurchase Program authorizes the repurchase of up to $25.0 million of shares of outstanding Class A Common Stock and Class B Common Stock. The aggregate $25.0 million authorized for repurchases under the Repurchase Program has been suballocated for purchases of Class A shares and Class B shares in portions of $4.0 million and $21.0 million, respectively, prorated to take into account the number of outstanding shares of each respective class at the time of such authorization. Shares of  Class A Common Stock and Class B Common Stock may be repurchased pursuant to the Repurchase Program in open market, privately negotiated or block transactions or otherwise from time to time, depending upon market conditions and other factors, and in accordance with applicable law and regulations. The Repurchase Program has no expiration date. The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares, and the Repurchase Program may be suspended or terminated at any time. As of March 31, 2026 the program-to-date repurchases amounted to 26,326 Class A shares at an aggregate purchase price of $1.9 million and 235,821 Class B shares at an aggregate purchase price of $14.1 million. There were no repurchases of our equity securities during the three months ended March 31, 2026 under the Repurchase Program or otherwise. Under the existing authorization for the Repurchase Program described above, of the aggregate amount initially authorized for repurchases, approximately $2.1 million of Class A Common Stock and $6.9 million of Class B Common Stock remain that may yet be purchased under this program as of March 31, 2026.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended  March 31, 2026, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibits:

3.1	(i) Restated Certificate of Incorporation, as amended, is incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 filed on August 11, 1998 and (ii) the Certificate of Amendment to the Company’s Restated Certificate of Incorporation, is incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed on March 29, 2000.

3.2	Amended and Restated By-Laws of Bel Fuse Inc. (adopted October 25, 2023), are incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 25, 2023.

10.1	Employment Agreement, dated January 12, 2026, between Bel Fuse Inc. and Thomas Smelker, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2026.

10.2	Employment Agreement, dated March 31, 2026, between Bel Fuse Inc. and Stephen Dawson, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2026.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

*   Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEL FUSE INC.
(Registrant)

Date: May 5, 2026	By:	/s/ Farouq Tuweiq
Farouq Tuweiq
President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2026	By:	/s/ Lynn Hutkin
Lynn Hutkin
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)