Form 10-Q
period 2026-06-30
BEL FUSE INC /NJ
filed 2026-08-04
CIK 729580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐	No ☒

Title of Each Class	Number of Shares of Common Stock Outstanding as of July 31, 2026
Class A Common Stock ($0.10 par value)	2,115,263
Class B Common Stock ($0.10 par value)	12,324,187

BEL FUSE INC. AND SUBSIDIARIES

FORM 10-Q INDEX

			Page
Part I		Financial Information

	Item 1.	Financial Statements (unaudited)	2

		Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2026 and December 31, 2025	2

		Condensed Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended June 30, 2026 and 2025	3

		Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the Three and Six Months Ended June 30, 2026 and 2025	4

		Condensed Consolidated Statements of Shareholders' Equity and Redeemable Noncontrolling Interest (unaudited) for the Three and Six Months Ended June 30, 2026 and 2025	5

		Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2026 and 2025	7

		Notes to Condensed Consolidated Financial Statements (unaudited)	8 - 22

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25 - 32

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

	Item 4.	Controls and Procedures	32

Part II		Other Information

	Item 1.	Legal Proceedings	33

	Item 1A.	Risk Factors	33

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

	Item 3.	Defaults Upon Senior Securities	34

	Item 4.	Mine Safety Disclosures	34

	Item 5.	Other Information	34

	Item 6.	Exhibits	35

	Signatures		36

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

The terms the “Company,” “Bel,” “we,” “us,” and “our” as used in this report refer to Bel Fuse Inc. and its consolidated subsidiaries unless otherwise specified.

This Quarterly Report on Form 10-Q (this “report”) contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are made as of the date of this report and are based on current expectations, estimates, forecasts and projections as well as the beliefs and assumptions of management. Words such as “expect,” “anticipate,” “should,” “believe,” “hope,” “target,” “project,” “forecast,” “outlook,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “might,” “could,” “intend,” variations of these terms or the negative of these terms and similar expressions are intended to identify these forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, many of which involve factors or circumstances that are beyond Bel’s control. Bel’s actual results could differ materially from those stated or implied in our forward-looking statements (including without limitation any of Bel’s projections) due to a number of factors, including but not limited to, the following: risks related to the protection of our intellectual property rights; difficulties associated with integrating previously acquired companies, including any unanticipated difficulties, or unexpected or higher than anticipated expenditures; the possibility that the Bel’s intended acquisition of the remaining 20% stake in Enercon Technologies Ltd ("Enercon") is not completed, and any resulting disruptions to Bel’s business and its currently 80% owned Enercon subsidiary; trends in demand which can affect Bel’s products and results; the market concerns facing Bel’s customers, and risks for its business in the event of the loss of certain substantial customers; the continuing viability of sectors that rely on Bel’s products; the effects of business and economic conditions, and challenges impacting the macroeconomic environment generally and/or Bel's industry specifically; the effects of energy and other input costs, and cost changes generally, including the potential impact of inflationary pressures; capacity and supply constraints or difficulties, including supply chain constraints or other challenges; the impact of public health crises; difficulties associated with the availability of labor, and the risks of any labor unrest or labor shortages; risks associated with Bel’s international operations, including its substantial manufacturing operations in China and Israel; risks related to Bel’s indebtedness; risks associated with restructuring programs or other strategic initiatives, including any difficulties in implementation or realization of the expected benefits or cost savings; product development, commercialization or technological difficulties (including risks relating to artificial intelligence); the regulatory and trade environment of the countries in which Bel transacts business or that may otherwise impact Bel, its customers and/or its suppliers; risks associated with fluctuations in foreign currency exchange and interest rates; uncertainties associated with legal proceedings; the market’s acceptance of Bel’s products and competitive responses to those products; the impact of changes to U.S. and applicable foreign legal and regulatory requirements, including tax laws; and other risks detailed in Bel’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (our “2025 Annual Report on Form 10-K”) and in subsequent reports filed by Bel with the Securities and Exchange Commission (the “SEC”). The forward-looking statements included in this report represent Bel’s views only as of the date of the applicable statement, and except as required by law, Bel undertakes no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$306,106	$57,800
Accounts receivable, net of allowance of $927 and $671, respectively	155,884	121,490
Inventories	200,226	167,270
Unbilled receivables	10,337	9,747
Assets held for sale	803	-
Other current assets	25,374	28,454
Total current assets	698,730	384,761

Property, plant and equipment, net	47,051	48,428
Right-of-use assets	33,354	22,868
Intangible assets, net	218,201	217,966
Goodwill, net	217,598	214,821
Deferred income taxes	15,056	12,843
Other assets	34,192	33,513
Total assets	$1,264,182	$935,200

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$87,612	$52,990
Accrued expenses	45,009	49,710
Operating lease liabilities, current	8,748	8,029
Other current liabilities	14,552	16,716
Total current liabilities	155,921	127,445

Long-term Liabilities:
Long-term debt	-	197,500
Operating lease liabilities, long-term	25,514	15,867
Liability for uncertain tax positions	16,566	17,524
Minimum pension obligation and unfunded pension liability	19,417	19,303
Deferred income taxes	27,319	29,684
Other long-term liabilities	7,473	9,203
Total liabilities	252,210	416,526

Commitments and contingencies (see Note 14)

Redeemable noncontrolling interest	102,601	93,161

Shareholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,115,263 shares outstanding at each date (net of 1,072,769 restricted treasury shares)	212	212
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 12,324,187 and 10,543,368 shares outstanding at June 30, 2026 and December 31, 2025, respectively (net of 3,218,307 restricted treasury shares)	1,236	1,058
Additional paid-in capital	484,292	38,315
Retained earnings	438,228	403,102
Accumulated other comprehensive loss	(14,597)	(17,174)
Total shareholders' equity	909,371	425,513
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$1,264,182	$935,200

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net sales	$210,685	$168,299	$389,176	$320,537
Cost of sales	126,718	103,216	235,611	196,635
Gross profit	83,967	65,083	153,565	123,902

Research and development costs	9,006	8,104	17,513	15,326
Selling, general and administrative expenses	36,285	30,914	73,015	60,421
Restructuring charges (credits)	24	280	100	(2,653)
Gain on sale of properties	-	(4,075)	-	(4,075)
Earnout liability adjustment	233	-	852	-
Income from operations	38,419	29,860	62,085	54,883

Interest expense	(1,802)	(3,993)	(4,332)	(8,145)
Interest income	1,280	264	1,430	539
Other (expense) income, net	(137)	7,568	(3,631)	10,207
Earnings before provision for income taxes	37,760	33,699	55,552	57,484

Provision for income taxes	3,785	6,906	6,593	12,369
Net earnings	33,975	26,793	48,959	45,115

Less: Net earnings attributable to noncontrolling interest	1,757	822	2,729	1,660
Redemption value adjustment attributable to noncontrolling interest	6,738	(890)	9,371	(1,280)
Net earnings attributable to Bel Fuse shareholders	$25,480	$26,861	$36,859	$44,735

Net earnings per common share:
Class A common share - basic	$1.80	$2.03	$2.69	$3.39
Class A common share - diluted	$1.79	$2.03	$2.68	$3.39
Class B common share - basic	$1.89	$2.14	$2.83	$3.58
Class B common share - diluted	$1.89	$2.14	$2.83	$3.58

Weighted-average number of shares outstanding:
Class A common share - basic	2,115	2,115	2,115	2,115
Class A common share - diluted	2,115	2,115	2,115	2,115
Class B common share - basic	11,483	10,551	11,020	10,504
Class B common share - diluted	11,497	10,551	11,028	10,504

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net earnings attributable to Bel Fuse shareholders	$25,480	$26,861	$36,859	$44,735
Add: Redemption value adjustment attributable to noncontrolling interest	6,738	(890)	9,371	(1,280)
Net earnings attributable to noncontrolling interest	1,757	822	2,729	1,660
Net earnings	33,975	26,793	48,959	45,115

Other comprehensive income (loss):
Currency translation adjustment, net of taxes of $0 in all periods presented	1,954	540	3,097	(708)
Unrealized losses on interest rate swap cash flow hedge, net of taxes of $0 in all periods presented	(239)	(386)	(535)	(974)
Unrealized holding losses on marketable securities, net of taxes of $0 in all periods presented	34	-	33	-
Change in unfunded SERP liability, net of taxes of $2, $8, $5 and $16, respectively	(8)	(27)	(18)	(55)
Other comprehensive income (loss)	1,741	127	2,577	(1,737)
Comprehensive income	35,716	26,920	51,536	43,378
Comprehensive income attributable to noncontrolling interest	1,757	822	2,729	1,660
Comprehensive income attributable to Bel shareholders	$33,959	$26,098	$48,807	$41,718

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND REDEEMABLE

NONCONTROLLING INTEREST

(in thousands, except per share data)

 (unaudited)

							Accumulated
	Class A		Class B		Additional		Other	Total	Redeemable
	Common	Class A	Common	Class B	Paid-In	Retained	Comprehensive	Shareholders'	Noncontrolling
	Stock	# of Shares	Stock	# of Shares	Capital	Earnings	(Loss) Income	Equity	Interest

Balance at December 31, 2025	$212	2,115	$1,058	10,543	$38,315	$403,102	$(17,174)	$425,513	$93,161
Redemption value adjustment attributable to noncontrolling interest	-	-	-	-	-	-	-	-	2,633
Net earnings	-	-	-	-	-	11,379	-	11,379	972
Dividends declared:
Class A Common Stock, $0.06/share	-	-	-	-	-	(127)	-	(127)	-
Class B Common Stock, $0.07/share	-	-	-	-	-	(736)	-	(736)	-
Issuance of restricted common stock	-	-	6	53	(6)	-	-	-	-
Forfeiture of restricted common stock	-	-	-	(1)	-	-	-	-	-
Issuance of shares upon vesting of Performance Stock Units	-	-	-	12	-	-	-	-	-
Foreign currency translation adjustment, net of taxes of $0	-	-	-	-	-	-	1,143	1,143	-
Unrealized losses on interest rate swap cash flow hedge, net of taxes of $0	-	-	-	-	-	-	(296)	(296)	-
Unrealized holding gains on marketable securities, net of taxes of $0	-	-	-	-	-	-	(1)	(1)	-
Stock-based compensation expense	-	-	-	-	2,077	-	-	2,077	-
Change in unfunded SERP liability, net of taxes of $3	-	-	-	-	-	-	(10)	(10)	-
Balance at March 31, 2026	212	2,115	1,064	10,607	40,386	413,618	(16,338)	438,942	96,766

Redemption value adjustment attributable to noncontrolling interest	-	-	-	-	-	-	-	-	6,738
Net earnings	-	-	-	-	-	25,480	-	25,480	1,757
Dividends declared:
Class A Common Stock, $0.06/share	-	-	-	-	-	(127)	-	(127)	-
Class B Common Stock, $0.07/share	-	-	-	-	-	(743)	-	(743)	-
Dividends paid to noncontrolling interest holders	-	-	-	-	-	-	-	-	(2,660)
Issuance of Class B common stock	-	-	173	1,725	440,871	-	-	441,044
Forfeiture of restricted common stock	-	-	(1)	(8)	1	-	-	-	-
Foreign currency translation adjustment, net of taxes of $0	-	-	-	-	-	-	1,954	1,954	-
Unrealized losses on interest rate swap cash flow hedge, net of taxes of $0	-	-	-	-	-	-	(239)	(239)	-
Unrealized holding gains on marketable securities, net of taxes of $0	-	-	-	-	-	-	34	34	-
Stock-based compensation expense	-	-	-	-	3,034	-	-	3,034	-
Change in unfunded SERP liability, net of taxes of $2	-	-	-	-	-	-	(8)	(8)	-
Balance at June 30, 2026	$212	2,115	$1,236	12,324	$484,292	$438,228	$(14,597)	$909,371	$102,601

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND REDEEMABLE

NONCONTROLLING INTEREST (Continued)

(in thousands, except per share data)

(unaudited)

							Accumulated
	Class A		Class B		Additional		Other	Total	Redeemable
	Common	Class A	Common	Class B	Paid-In	Retained	Comprehensive	Shareholders'	Noncontrolling
	Stock	# of Shares	Stock	# of Shares	Capital	Earnings	(Loss) Income	Equity	Interest

Balance at December 31, 2024	$212	2,115	$1,046	10,425	$31,514	$345,031	$(17,227)	$360,576	$80,586
Redemption value adjustment attributable to noncontrolling interest	-	-	-	-	-	-	-	-	(390)
Net earnings	-	-	-	-	-	17,874	-	17,874	838
Dividends declared:
Class A Common Stock, $0.06/share	-	-	-	-	-	(127)	-	(127)	-
Class B Common Stock, $0.07/share	-	-	-	-	-	(737)	-	(737)	-
Issuance of restricted common stock	-	-	13	129	(13)	-	-	-	-
Forfeiture of restricted common stock	-	-	-	(2)	-	-	-	-	-
Foreign currency translation adjustment, net of taxes of $0	-	-	-	-	-	-	(1,248)	(1,248)	-
Unrealized gains on interest rate swap cash flow hedge, net of taxes of $0	-	-	-	-	-	-	(588)	(588)	-
Stock-based compensation expense	-	-	-	-	1,179	-	-	1,179	-
Change in unfunded SERP liability, net of taxes of $8	-	-	-	-	-	-	(28)	(28)	-
Balance at March 31, 2025	212	2,115	1,059	10,552	32,680	362,041	(19,091)	376,901	81,034

Redemption value adjustment attributable to noncontrolling interest	-	-	-	-	-	-	-	-	(890)
Net earnings	-	-	-	-	-	26,861	-	26,861	822
Dividends declared:
Class A Common Stock, $0.06/share	-	-	-	-	-	(127)	-	(127)	-
Class B Common Stock, $0.07/share	-	-	-	-	-	(740)	-	(740)	-
Forfeiture of restricted common stock	-	-	(1)	(3)	1	-	-	-	-
Foreign currency translation adjustment, net of taxes of $0	-	-	-	-	-	-	540	540	-
Unrealized losses on interest rate swap cash flow hedge, net of taxes of $0	-	-	-	-	-	-	(386)	(386)	-
Stock-based compensation expense	-	-	-	-	1,721	-	-	1,721	-
Change in unfunded SERP liability, net of taxes of $8	-	-	-	-	-	-	(27)	(27)	-
Balance at June 30, 2025	$212	2,115	$1,058	10,549	$34,402	$388,035	$(18,964)	$404,743	$80,966

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2026	2025

Cash flows from operating activities:
Net earnings	$48,959	$45,115
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,535	13,284
Stock-based compensation	5,111	2,900
Amortization of deferred financing costs	1,090	692
Deferred tax benefit	(4,557)	(861)
Unrealized losses (gains) on foreign currency revaluation	3,786	(12,913)
Gain on sale of properties	-	(4,075)
Inventory impairment	1,186	-
Changes in fair value of contingent consideration liabilities	852	-
Other, net	(622)	1,595
Changes in operating assets and liabilities:
Increase in accounts receivable	(32,095)	(8,203)
Decrease (increase) in unbilled receivables	67	(1,400)
Increase in inventories	(32,166)	(122)
Increase in other current assets	(563)	(4,994)
(Increase) decrease in other assets	(2,006)	2,443
Increase in accounts payable	33,072	3,511
Decrease in accrued expenses	(4,310)	(8,641)
Decrease in accrued restructuring costs	(479)	(5,075)
Increase in income taxes payable	1,745	2,143
(Decrease) increase in other liabilities	(843)	3,465
Net cash provided by operating activities	31,762	28,864

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,890)	(6,718)
Proceeds from held to maturity securities	-	950
Investment in related party notes receivable	-	(778)
Proceeds from disposal/sale of property, plant and equipment	3	4,867
Acquisition of business, net of cash acquired	(15,224)	-
Net cash used in investing activities	(20,111)	(1,679)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	441,643	-
Repayments under revolving line of credit	(217,500)	(42,500)
Borrowings under revolving line of credit	20,000	5,000
Dividends paid to common shareholders	(1,684)	(1,660)
Dividends paid to noncontrolling interest	(2,661)	-
Payment for contingent consideration	(3,531)	-
Deferred financing costs	-	(681)
Net cash provided by (used in) financing activities	236,267	(39,841)

Effect of exchange rate changes on cash and cash equivalents	388	3,687

Net increase (decrease) in cash and cash equivalents	248,306	(8,969)
Cash and cash equivalents - beginning of period	57,800	68,253
Cash and cash equivalents - end of period	$306,106	$59,284

Supplementary information:
Cash paid during the period for:
Income taxes, net of refunds received	$10,429	$11,422
Interest payments	$3,816	$8,188
ROU assets obtained in exchange for lease obligations	$14,771	$1,502

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheets and statements of operations, comprehensive income (loss), shareholders’ equity and redeemable noncontrolling interest, and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made. The results for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the fiscal year ended  December 31, 2025.

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

May 2026 Follow-on Public Offering of Class B Common Stock: In May 2026, the Company completed an underwritten public offering of 1,725,000 shares of its Class B common stock at a public offering price of $266.00 per share, including the full exercise of the underwriters’ option to purchase an additional 225,000 shares. Gross proceeds from the offering were $458.9 million. After deducting underwriting discounts and commissions of approximately $17.2 million, net proceeds were approximately $441.6 million. During the quarter ended June 30, 2026, the Company used approximately $197.5 million of the net proceeds to repay all outstanding borrowings under its Credit and Security Agreement, resulting in no outstanding debt under this facility as of June 30, 2026. The Company intends to use the remaining net proceeds to fund the remaining 20% acquisition of Enercon or pursue other acquisitions or partnership opportunities that may arise, and the remainder, if any, for general corporate purposes. Offering costs were recorded as a reduction of additional paid-in capital.

There were no significant changes to these accounting policies during the six months ended June 30, 2026.

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

Acquisition of dataMate

On March 5, 2026, we completed the acquisition of dataMate (“dataMate”), a provider of Ethernet and broadband connectivity solutions, from Methode Electronics, Inc. for aggregate consideration of approximately $16.0 million, subject to customary post-closing adjustments. The acquisition was funded using cash on hand and borrowings under our senior secured revolving credit facility (the "Revolver") under the Amended and Restated Credit and Security Agreement with KeyBank National Association as amended, the "Credit Agreement" or the "CSA"). The acquisition was accounted for as a business combination under ASC 805, Business Combinations.

The acquisition is expected to broaden Bel’s customer reach and increase exposure to attractive end markets, including networking, data centers, industrial automation, smart buildings and broadband deployment, while providing R&D capabilities. Bel also believes the acquisition provides opportunities to leverage dataMate’s ongoing technology development, including solutions intended to deliver data and power over a single pair of wires, to support future product expansion.

No separate fair value step-up was recorded for inventory. Any further adjustments to the valuation of identifiable intangible assets will be reflected in goodwill as the purchase price allocation is finalized. Goodwill recognized in connection with the acquisition was $3.5 million, and all of the goodwill is expected to be deductible for income tax purposes, generally over a 15-year period. The purchase price allocation is preliminary and is subject to change as additional information becomes available, including as valuation work related to acquired intangible assets is finalized. The intangible assets will be amortized over 10 years using the straight-line method, and these assets will be periodically reviewed for impairment.

The results of operations of dataMate have been included in our condensed consolidated financial statements from the acquisition date. The results of dataMate are reported within the Company’s ITDS segment. The contribution of dataMate to our net sales was $4.4 million and $5.9 million for the three and six months ended June 30, 2026, respectively. The contribution of dataMate to our operating income was not material during those periods. Acquisition-related costs were immaterial and were expensed as incurred. Bel did not provide any material indemnifications to the seller other than customary indemnities included in the purchase agreement.

Preliminary
Acquisition Date
(as adjusted)

Accounts receivable	$2,548
Inventories	2,119
Other current assets	647
Total identifiable assets	5,314

Net fixed assets	609
Intangible assets	8,000
Goodwill	3,494
Net assets acquired	17,417

Working capital liabilities	1,213
Total consideration transferred	$16,204

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue, net	$210,685	$173,082	$391,502	$329,306
Net earnings	33,975	27,919	49,401	46,613
Less: Net earnings attributable to non-controlling interest	1,757	822	2,729	1,660
Redemption value adjustment attributable to noncontrolling interest	6,738	(890)	9,371	(1,280)
Net earnings attributable to Bel Fuse shareholders	$25,480	$27,987	$37,301	$46,233
Earnings per Class A common share - basic	$1.80	$2.12	$2.72	$3.51
Earnings per Class A common share - diluted	$1.79	$2.12	$2.72	$3.51
Earnings per Class B common share - basic	$1.89	$2.23	$2.86	$3.70
Earnings per Class B common share - diluted	$1.89	$2.23	$2.86	$3.70

Acquisition of Enercon

On November 14, 2024, the Company closed on its acquisition of its majority 80% stake in Enercon, pursuant to the terms of the Share Purchase Agreement, dated as of September 19, 2024 (the “Purchase Agreement”), by and among the Company, Enercon, and FF3 Holdings, L.P., for itself and as Sellers’ Representative (“FF3”), and each of the other seller parties signatory thereto (collectively with FF3, the “Sellers”). Enercon is a leading supplier of highly customized power conversion and networking solutions to aerospace and defense markets globally, providing robust and reliable solutions across air, land and sea applications. Enercon is based in Netanya, Israel with additional facilities in New Hampshire, U.S. and Haryana, India.

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

The acquisition of Enercon resulted in a noncontrolling interest holder who is entitled to a put option, giving the sellers the ability to put their redeemable interest in the shares of the acquiree to the Company. Specifically, if exercised by the noncontrolling interest holder, the Company would be required to purchase the remaining 20% of the Seller's redeemable interest, at a redemption price during specified time period(s) stipulated in the Enercon acquisition agreement. The Company also has a corresponding call option with respect to the noncontrolling interest. Upon acquisition, the redeemable noncontrolling interest was initially valued at a fair value of $72.4 million. The redeemable noncontrolling interest reflected on the accompanying condensed consolidated balance sheets at June 30, 2026 and December 31, 2025 will remain in temporary equity until the applicable put-call option is either fully exercised or expires. At June 30, 2026 and December 31, 2025, the redeemable noncontrolling interest was adjusted to reflect its redemption value of $102.6 million and $93.2 million, respectively. The redemption value of the redeemable noncontrolling interest is generally calculated using Level 3 unobservable inputs based on a multiple of earnings. A roll-forward of the redeemable noncontrolling interest for the three and six months ending June 30, 2026 is included in the accompanying condensed consolidated statements of shareholders' equity and redeemable noncontrolling interest.

3.	REVENUE

The following table provides information about disaggregated revenue by geographic region and sales channel, and includes a reconciliation of the disaggregated revenue to our reportable segments. See Note 15, “Segments,” for additional information regarding the Company’s current reportable segments and the recast of prior period segment information to conform to the current presentation:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Aerospace, Defense & Rugged Solutions	Industrial Technology & Data Solutions	Consolidated	Aerospace, Defense & Rugged Solutions	Industrial Technology & Data Solutions	Consolidated

By Geographic Region:
North America	$69,082	$68,781	$137,863	$133,260	$118,955	$252,215
EMEA	39,580	15,606	55,186	72,660	31,099	103,759
Asia	1,795	15,841	17,636	4,358	28,844	33,202
	$110,457	$100,228	$210,685	$210,278	$178,898	$389,176

By Sales Channel:
Direct to customer	$85,802	$68,512	$154,314	$161,889	$123,499	$285,388
Through distribution	24,655	31,716	56,371	48,389	55,399	103,788
	$110,457	$100,228	$210,685	$210,278	$178,898	$389,176

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Aerospace, Defense & Rugged Solutions	Industrial Technology & Data Solutions	Consolidated	Aerospace, Defense & Rugged Solutions	Industrial Technology & Data Solutions	Consolidated

By Geographic Region:
North America	$63,669	$48,386	$112,055	$118,729	$89,597	$208,326
EMEA	25,878	15,073	40,951	50,986	30,782	81,768
Asia	2,285	13,008	15,293	5,239	25,204	30,443
	$91,832	$76,467	$168,299	$174,954	$145,583	$320,537

By Sales Channel:
Direct to customer	$73,990	$51,913	$125,903	$137,808	$97,535	$235,343
Through distribution	17,842	24,554	42,396	37,146	48,048	85,194
	$91,832	$76,467	$168,299	$174,954	$145,583	$320,537

The balances of the Company’s contract assets and contract liabilities at  June 30, 2026 and December 31, 2025 are as follows:

	June 30,	December 31,
	2026	2025
Contract assets - current (unbilled receivables)	$10,337	$9,747
Contract liabilities - current (deferred revenue)	$10,579	$9,767
Accounts receivable, net	$155,884	$121,490

The change in the balance of the Company’s unbilled receivables from December 31, 2025 to June 30, 2026 primarily reflects a timing difference between (i) when the Company satisfies its performance obligation (i.e., when product is shipped to a customer-controlled hub and control transfers in accordance with the applicable contract terms) and (ii) when the Company has an unconditional right to invoice the customer under the contractual invoicing provisions (i.e., when the customer withdraws (“pulls”) product from the customer-controlled hub). Accordingly, unbilled receivables represent amounts for which revenue has been recognized but which are not yet billable, and are expected to be billed as customers withdraw product from the hub.

The Company’s contract liabilities (deferred revenue) at December 31, 2025 and June 30, 2026 primarily relate to customer prepayments and advance billings for which revenue has not yet been recognized. Revenue is recognized upon shipment (or otherwise upon transfer of control) of the related goods in accordance with the Company’s revenue recognition policy. Contract liabilities are classified as current and are included in other current liabilities. For the six months ended June 30, 2026, contract liabilities increased by approximately $0.8 million to $10.6 million, from $9.8 million at December 31, 2025, reflecting $52.8 million of customer prepayments and advance billings recorded during the period, partially offset by $52.0 million of revenue recognized that was included in contract liabilities at the beginning of the period and/or recorded during the period.

Transaction Price Allocated to Future Obligations

The aggregate amount of transaction price allocated to remaining performance obligations that have not been fully satisfied as of  June 30, 2026 related to contracts that exceed one year in duration amounted to $14.3 million, with expected contract expiration dates that range from 2027 – 2031. Based on the Company's current estimates, it is expected that approximately $2.8 million of this aggregate amount will be recognized in 2027, $0.3 million will be recognized in 2028, and $11.2 million will be recognized in the years beyond 2028. The majority of the Company's orders received (but not yet shipped) at  June 30, 2026 are related to contracts that have an original expected duration of one year or less, for which the Company is electing to utilize the practical expedient available within the applicable guidance, and are excluded from the transaction price related to these future obligations. The Company will generally satisfy the remaining performance obligations as we transfer control of the products ordered to our customers.

4.	EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted net earnings per common share under the two-class method for the six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Numerator:
Net earnings attributable to Bel Fuse shareholders	$25,480	$26,861	$36,859	$44,735
Less dividends declared:
Class A	127	127	254	254
Class B	743	740	1,479	1,477
Undistributed earnings attributable to Bel Fuse shareholders	$24,610	$25,994	$35,126	$43,004

Undistributed earnings allocation:
Basic - Class A undistributed earnings	$3,673	$4,172	$5,429	$6,920
Basic - Class B undistributed earnings	20,937	21,822	29,697	36,084
Total undistributed earnings	$24,610	$25,994	$35,126	$43,004

Net earnings allocation:
Basic - Class A net earnings	$3,800	$4,299	$5,683	$7,174
Basic - Class B net earnings	21,680	22,562	31,176	37,561
Basic - Net earnings	$25,480	$26,861	$36,859	$44,735

Undistributed earnings allocation:
Diluted - Class A undistributed earnings	$3,669	$4,172	$5,425	$6,920
Diluted - Class B undistributed earnings	20,941	21,822	29,701	36,084
Total undistributed earnings	$24,610	$25,994	$35,126	$43,004

Net earnings allocation:
Diluted - Class A net earnings	$3,796	$4,299	$5,679	$7,174
Diluted - Class B net earnings	21,684	22,562	31,180	37,561
Diluted - Net earnings	$25,480	$26,861	$36,859	$44,735

Denominator:
Weighted-average shares outstanding:
Class A - Basic	2,115	2,115	2,115	2,115
Class A - Diluted	2,115	2,115	2,115	2,115
Class B - Basic	11,483	10,551	11,020	10,504
Class B - Diluted	11,497	10,551	11,028	10,504

Net earnings per share:
Class A - Basic	$1.80	$2.03	$2.69	$3.39
Class A - Diluted	$1.79	$2.03	$2.68	$3.39
Class B - Basic	$1.89	$2.14	$2.83	$3.58
Class B - Diluted	$1.89	$2.14	$2.83	$3.58

5.	FAIR VALUE MEASUREMENTS

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

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3 – Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

	June 30, 2026
	Carrying Value	Fair Value	Cash and Cash Equivalents	Other Current Assets

Cash	$305,349	$305,349	$305,349	$-
Level 1:
Money market funds (Rabbi Trust)	200	200	-	200
Subtotal	200	200	-	200
Level 2:
Certificates of deposit and time deposits	1,355	1,555	757	598
Subtotal	1,355	1,555	757	598
Total	$306,904	$307,104	$306,106	$798

	December 31, 2025
	Carrying Value	Fair Value	Cash and Cash Equivalents	Other Current Assets

Cash	$57,531	$57,531	$57,531	$-
Level 1:
Money market funds	1	1	1	-
Money market funds (Rabbi Trust)	586	586	-	586
Subtotal	587	587	1	586
Level 2:
Certificates of deposit and time deposits	1,859	2,121	268	1,591
Subtotal	1,859	2,121	268	1,591
Total	$59,977	$60,239	$57,800	$2,177

As of June 30, 2026 and December 31, 2025, our available-for-sale securities primarily consisted of investments held in a rabbi trust which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations. These securities are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs and amounted to $0.2 million at  June 30, 2026 and $0.6 million at December 31, 2025.

Throughout 2026 and 2025, the Company entered into a series of foreign currency forward contracts, the fair values of which were $1.9 million at  June 30, 2026 and $1.8 million at  December 31, 2025. The estimated fair value of foreign currency forward contracts is based on quotes received from the applicable counterparty, and represents the estimated amount we would receive or pay to settle the contracts, taking into consideration current exchange rates which can be validated through readily observable data from external sources (Level 2).

The Company is a party to two interest rate swap agreements as further described in Note 9, "Derivative Instruments and Hedging Activities". The fair value of the interest rate swap agreements was $0.3 million at June 30, 2026 and $0.9 million at December 31, 2025, which was based on market data, and represents the estimated amount we would receive or pay to settle the agreements, taking into consideration current and projected future interest rates as well as the creditworthiness of the parties, all of which can be validated through readily observable data from external sources (Level 2).

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 were as follows:

		June 30,	December 31,
	Balance Sheet Classification	2026	2025
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Other current assets	$346	$294
Not designated as hedging instruments	Other current assets	1,542	1,504
Interest rate swap agreements:
Designated as a cash flow hedge	Other assets	250	905
Total derivative assets		$2,138	$2,703

In connection with the acquisition of Enercon as further described in Note 2, "Acquisition", the sellers are eligible to receive an Earnout Payment based on the achievement of certain financial metrics for each of the fiscal 2025 and 2026 Earnout Periods. As this contingent consideration will be settled in cash by Bel if the related metrics are achieved, this contingent consideration has been classified as a liability on the accompanying balance sheets at June 30, 2026 and December 31, 2025. The earnout liabilities were initially recorded at a fair value of $3.3 million at the acquisition date, with subsequent remeasurements to fair value as of the balance sheet dates calculated using Level 3 unobservable inputs. At  June 30, 2026, inputs to the valuation approach for the contingent earnout liabilities included the Company’s forecasted Enercon EBITDA (as defined in the Purchase Agreement) for each of fiscal 2025 and 2026, an estimated EBITDA volatility of 72.5%, an expected term of 2 years, and a discount rate applied to the Earnout Payments of 6.18%. At  December 31, 2025, inputs included forecasted Enercon EBITDA for each of fiscal 2025 and 2026, an estimated EBITDA volatility of 52.1%, an expected term of 2 years, and a discount rate applied to the Earnout Payments of 6.66%. The fair value of the earnout liabilities as of June 30, 2026 and December 31, 2025 were as follows:

		Level 3
		June 30,	December 31,
	Balance Sheet Classification	2026	2025
Contingent Liabilities:
Earnout payment liability - 2025	Other current liabilities	$-	$4,916
Earnout payment liability - 2026	Other long-term liabilities	2,561	1,709
		$2,561	$6,625

The change in the fair value of the 2025 Earnout Payment noted above from December 31, 2025 to June 30, 2026 relates to the full achievement of the earnout targets in 2025 and resulting payment thereof to the Sellers during the first quarter of 2026. Changes in the fair value of the 2026 Earnout Payment have been recognized through earnings during the six months ended June 30, 2026.

Aside from the earnout liability described above, the Company does not have any financial assets measured at fair value on a recurring basis categorized as Level 3, and there were no transfers in or out of Level 1, Level 2 or Level 3 during the three months ended June 30, 2026 or  June 30, 2025. There were no changes to the Company’s valuation techniques used to measure fair values on a recurring or nonrecurring basis during the three months ended June 30, 2026 or  June 30, 2025.

During 2025, the Company performed its annual impairment test of indefinite-lived intangible assets and determined that no impairment charges were required. There were no financial assets or indefinite-lived intangible assets measured at fair value on a nonrecurring basis as of  June 30, 2026 or December 31, 2025.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature. The fair value of the Company’s long-term debt is estimated using a discounted cash flow method based on interest rates currently available for debt issuances with similar terms and maturities. At June 30, 2026, the Company had no outstanding long-term debt, accordingly, the estimated fair value and carrying amount of total debt were $0 million and $0 million, respectively. At December 31, 2025, the estimated fair value of total debt was $196.5 million, compared to a carrying amount of $197.5 million. The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of June 30, 2026.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis. These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis. Based on the Company's assessment, it was concluded that no triggering events occurred during the six months ended June 30, 2026 or June 30, 2025.

6.	INVENTORIES

The components of inventories are as follows:

	June 30,	December 31,
	2026	2025

Raw materials	$95,727	$73,629
Work in progress	63,644	58,076
Finished goods	40,855	35,565
Inventories	$200,226	$167,270

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2026	2025

Land	$126	$130
Buildings and improvements	13,606	16,408
Machinery and equipment	109,254	103,445
Construction in progress	6,982	7,114
	129,968	127,097
Accumulated depreciation	(82,917)	(78,669)
Property, plant and equipment, net	$47,051	$48,428

Depreciation expense was $3.0 million and $2.9 million, respectively, for the three months ended  June 30, 2026 and 2025 and $5.9 million for each of the six months ended June 30, 2026 and 2025. Depreciation expense related to our manufacturing facilities and equipment is included in cost of sales and depreciation expense associated with administrative facilities and office equipment is included in selling, general and administrative expense within the accompanying condensed consolidated statements of operations.

At June 30, 2026, a total of $0.8 million of properties were classified as assets held for sale on the accompanying condensed consolidated balance sheets related to a properties owned by the Company in Hong Kong.

8.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2026	2025

Salaries, bonuses and related benefits	$30,016	$37,426
Accrued restructuring costs	280	759
Sales commissions	3,090	2,375
Warranty accrual	1,264	1,245
Other	10,359	7,905
	$45,009	$49,710

The change in warranty accrual during the six months ended June 30, 2026 primarily related to repair costs incurred and adjustments to pre-existing warranties. The new warranty charges incurred during the six months ended June 30, 2026 were $0.1 million.

Restructuring Activities:

Activity and liability balances related to restructuring costs for the six months ended June 30, 2026 are as follows:

		Six Months Ended
		June 30, 2026
	Liability at		Cash Payments	Liability at
	December 31,	New	and Other	June 30,
	2025	Charges	Settlements	2026
Severance and other restructuring costs	$759	$100	$(579)	$280

The balance of accrued restructuring costs at June 30, 2026 is primarily related to remaining liabilities associated with the Company's facility consolidation project in China where multiple Industrial Technology & Data Solutions manufacturing sites were consolidated.

9.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Our primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk and interest rate risk, when deemed appropriate. We enter into these contracts in the normal course of business to mitigate risks and generally not for speculative purposes.

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

We held outstanding foreign currency forward contracts with notional amounts of $49.3 million and $49.6 million as of June 30, 2026 and December 31, 2025, respectively. The Company's foreign currency forward contracts related to the Chinese renminbi are designated as cash flow hedges for accounting purposes and as such, changes in their fair value are recognized in accumulated other comprehensive loss in the consolidated balance sheet and are reclassified into the statement of operations within cost of goods sold in the period in which the hedged transaction affects earnings.

Interest Rate Swap Agreements

To partially mitigate risks associated with the variable interest rates on the revolver borrowings under our Credit Agreement (as defined and described in Note 10, "Debt", below), in November 2021, we executed a pay-fixed, receive-variable interest rate swap agreement with each of two multinational financial institutions under which we (i) pay interest at a fixed rate of 1.334% and receives variable interest of the daily SOFR rate plus 10 basis points on a notional amount of $30.0 million and (ii) paid interest at a fixed rate of 1.348% and receives variable interest of the daily SOFR rate plus 10 basis points on a notional amount of $30.0 million (the “2021 Swaps”). The effective date of the 2021 Swaps was December 31, 2021, and settlements with the counterparties began on January 31, 2022 and occur on a monthly basis. The 2021 Swaps will terminate on August 31, 2026.

The 2021 Swaps are designated as cash flow hedges for accounting purposes and as such, changes in their fair value are recognized in accumulated other comprehensive loss in the consolidated balance sheet and are reclassified into the statement of operations within interest expense in the period in which the hedged transaction affects earnings.

Fair Values of Derivative Financial Instruments

See Note 5, "Fair Value Measurements" for the gross fair values of the Company's derivative assets and liabilities as of June 30, 2026 and December 31, 2025.

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net gains (losses) recognized in AOCL:
Foreign currency forward contracts	$177	$30	$520	$59
Interest rate swap agreements	(5)	80	63	(44)
	$172	$110	$583	$15

Net gains (losses) reclassified from AOCL to the consolidated statement of operations:
Foreign currency forward contracts	$240	$(9)	$379	$(66)
Interest rate swap agreements	234	467	598	932
	$474	$458	$977	$866

The gains and losses related to the foreign currency forward contracts are included as a component of currency translation adjustment on the accompanying condensed consolidated statements of comprehensive income for the three and  six months ended  June 30, 2026 and 2025.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains (losses) recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 were as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Classification in Consolidated Statements of Operations	2026	2025	2026	2025

Foreign currency forward contracts	Other (expense) income, net	$1,292	$(194)	$2,185	$(479)
Interest rate swap agreements	Other (expense) income, net	121	-	121	-
		$1,413	$(194)	$2,306	$(479)

10.	DEBT

The Company's Credit Agreement provides for the Revolver with aggregate commitments of up to $400.0 million. The Revolver matures on September 1, 2028. Borrowings under the Revolver bear interest at variable rates based on SOFR (daily simple or term) or a base rate, plus an applicable margin, as provided in the Credit Agreement, and the Company may also be required to pay customary fees in accordance with the Credit Agreement.

On June 4, 2026, the Company entered into a Limited Consent and Fifth Amendment Agreement to the CSA, which, among other things, (i) provided a one-time limited consent related to certain hedge agreements and (ii) eliminated the requirement to maintain control agreements over the deposit accounts and securities accounts of any Company.

At June 30, 2026, the Company had no outstanding borrowings under the Revolver and $400.0 million of unused availability. At December 31, 2025, outstanding borrowings under the Revolver amounted to $197.5 million, and unused availability under the Revolver was $202.5 million. The Company incurred $1.8 million and $4.0 million of interest expense during the three months ended June 30, 2026 and 2025, respectively, and $4.3 million and $8.1 million during the six months ended June 30, 2026 and 2025 respectively, in connection with interest due on its outstanding borrowings under the CSA during each period, including the effects of the 2021 Swaps discussed in Note 9, "Derivative Instruments and Hedging Activities", and amortization of deferred financing costs.

As of  December 31, 2025, the Company’s borrowings consisted of (i) a $60.0 million SOFR-based borrowing that, after giving effect to the 2021 interest rate swaps, effectively bore interest at an average rate of 2.59% and (ii) a $137.5 million variable-rate tranche that bore interest at SOFR plus the applicable credit spread in accordance with the Credit Agreement. For comparability, the Company also presents the weighted-average effective interest rates on its borrowings after giving effect to the 2021 interest rate swaps: the weighted-average effective rate on the variable-rate tranche was 3.63% as of December 31, 2025, and the weighted-average effective rate on total borrowings (fixed and variable) was 4.42% as of December 31, 2025. The stated variable rate in effect at December 31, 2025 (before the impact of the swap) was 5.21%.

Deferred financing costs incurred in connection with obtaining or modifying recognized debt obligations are capitalized and presented in the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability. These deferred costs are amortized to interest expense over the contractual term of the related debt using the effective interest method or a method that approximates the effective interest method.

The CSA contains customary representations and warranties, covenants and events of default. In addition, the CSA contains financial covenants that measure (i) the ratio of the Company’s total funded indebtedness, on a consolidated basis, less the aggregate amount of all unencumbered cash and cash equivalents, to the amount of the Company’s consolidated EBITDA, in each case as defined and calculated in accordance with the CSA, and (ii) the ratio of the amount of the Company’s consolidated EBITDA to the Company’s consolidated fixed charges (or the “Fixed Charge Coverage Ratio”), in each case as defined and calculated in accordance with the CSA. If an event of default occurs, the lenders under the CSA would be entitled to take various actions, including the acceleration of amounts due thereunder and all actions permitted to be taken by a secured creditor.

At June 30, 2026, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Fixed Charge Coverage Ratio.

11.	INCOME TAXES

The Company does not measure income tax expense for interim periods using the annual effective tax rate (“AETR”) method, as its estimated taxable income for future periods is not determined on a legal entity basis. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2022 and state examinations for years before 2019. For foreign subsidiaries, the Company is no longer subject to examination for years before 2016 in Asia and generally 2018 in Europe.

The Company is currently under examination by the Internal Revenue Service (“IRS”) for the tax year 2024. The Company is unable to reasonably estimate the amount or range of potential changes at this time because the examination is in its early stages and the outcome depends on future developments, including the IRS’s final positions and timing of any resolution.

In June 2026, the Company received communication from local tax authorities regarding our Guangxi, China factory disputing the deduction of certain service fee expenses relating to intercompany services provided by our Dongguan, China factory. We are in the process of responding to the relevant tax authorities and assessing potential exposure, which we do not expect to be material.

Due to the expiration of the statutes of limitations for certain jurisdictions, it is reasonably possible that the amount of unrecognized tax benefits may change materially from those recorded at June 30, 2026. Liabilities for uncertain tax positions totaled $16.6 million at June 30, 2026 and $17.5 million at December 31, 2025. As of June 30, 2026, approximately $1.2 million of uncertain tax positions expired and $0.8 million are expected to be resolved within the next twelve months due to expiration of the related statute of limitations. If recognized, these amounts would reduce the effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions as a component of the current provision for income taxes. During each of the six months ended June 30, 2026 and 2025, the Company recognized $0.1 million in interest and penalties in the condensed consolidated statements of operations. Accrued  interest and penalties included in the liabilities for uncertain tax positions were $0.8 million at June 30, 2026 and $1.0 million at December 31, 2025.

12.	RETIREMENT, SAVINGS AND DEFERRED COMPENSATION PLANS

The Company maintains the Bel Fuse Inc. Employees’ Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code. The expense for the three months ended June 30, 2026 and 2025 amounted to $0.4 million and $0.3 million, respectively. The expense for the six months ended June 30, 2026 and 2025 amounted to $1.1 million and $0.8 million, respectively. The Company’s matching contribution is made in the form of Bel Class A common stock. As of June 30, 2026, the plan owned 203,172 and 40,830 shares of Bel Class A and Class B common stock, respectively.

The Company also maintains a Nonqualified Deferred Compensation Plan (the "DCP"). With certain exceptions, the Company's contributions to the DCP are discretionary and become fully vested by the participants upon reaching age 65. The expense for the three months ended June 30, 2026 and 2025 amounted to less than $0.1 million during each period. The expense for the six months ended June 30, 2026 and 2025 amounted to $0.1 million during each period. As the plan is fully funded, the assets and liabilities related to the DCP were in equal amounts of $1.9 million at  June 30, 2026 and $1.7 million at  December 31, 2025. These amounts are included in other assets and other liabilities, respectively, on the accompanying condensed consolidated balance sheets as of each date.

The Company’s subsidiaries in Asia maintain a retirement fund that covers substantially all Hong Kong-based full-time employees. Retirement fund expense for the three months ended June 30, 2026 and 2025 amounted to less than $0.1 million, in each period. The expense for the six months ended June 30, 2026 and 2025 amounted to $0.1 million, in each period.

The Company maintains a SERP, which is designed to provide a limited group of key management and other key employees of the Company with supplemental retirement and death benefits. As discussed in Note 5, "Fair Value Measurements", above, the Company has investments in a rabbi trust which are intended to fund the obligations of the SERP.

The components of SERP expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Service cost	$80	$71	$160	$142
Interest cost	241	240	482	480
Net amortization	(11)	(35)	(22)	(70)
Net periodic benefit cost	$310	$276	$620	$552

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

The following amounts are recognized net of tax in accumulated other comprehensive loss:

	June 30,	December 31,
	2026	2025

Prior service cost	$37	$55
Net loss	(3,045)	(3,085)
	$(3,008)	$(3,030)

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at  June 30, 2026 and December 31, 2025 are summarized below:

	June 30,	December 31,
	2026	2025

Foreign currency translation adjustment, net of taxes of ($312) at June 30, 2026 and ($312) at December 31, 2025	$(16,393)	$(19,490)
Unrealized gains on interest rate swap cash flow hedge, net of taxes of $0 at June 30, 2026 and $0 at December 31, 2025	371	906
Unrealized holding gains on marketable securities, net of taxes of ($7) at June 30, 2026 and ($7) at December 31, 2025	54	21
Unfunded SERP liability, net of taxes of $998 at June 30, 2026 and $1,003 at December 31, 2025	1,371	1,389

Accumulated other comprehensive loss	$(14,597)	$(17,174)

Changes in accumulated other comprehensive loss by component during the six months ended June 30, 2026 are as set forth below. All amounts are net of tax:

			Unrealized
	Foreign	Unrealized Gains	Holding
	Currency	on Interest Rate	Gains on
	Translation	Swap Cash	Marketable	Unfunded
	Adjustment	Flow Hedge	Securities	SERP Liability		Total

Balance at December 31, 2025	$(19,490)	$906	$21	$1,389		$(17,174)
Other comprehensive (loss) income before reclassifications	3,337	(301)	33	(14)		3,055
Amount reclassified from accumulated other comprehensive loss	(240)	(234)	-	(4)	(a)	(478)
Net current period other comprehensive (loss) income	3,097	(535)	33	(18)		2,577

Balance at June 30, 2026	$(16,393)	$371	$54	$1,371		$(14,597)

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

On June 23, 2021, a patent infringement lawsuit styled Bel Power Solutions, Inc. v. Monolithic Power Systems, Inc., Case Number 6:21cv00655, was filed in the United States District Court for the Western District of Texas (Waco Division) by Bel Power Solutions, Inc. against Monolithic Power Systems, Inc. ("MPS") for infringement of various patents directed towards systems, methods and articles of manufacture that provide a substantial improvement in power control for circuits, including novel and unique point-of-load regulators. On July 27, 2023, the Western District of Texas court filed an Order granting MPS’s motion for summary judgment of non-infringement. In the first quarter of 2026, the Company entered into a settlement agreement related to the matter described above and made an immaterial cash payment in the second quarter of 2026.

In connection with the Company's 2014 acquisition of the Power-One Power Solutions business ("Power Solutions") of ABB Ltd ("ABB"), there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or “BPS China”) for the years 2004 to 2006. In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim. In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court’s ruling. The hearing of the appeal was held on October 2, 2014. On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China. An appeal was filed on July 18, 2015 before the Regional Tax Commission of Florence and rejected. On December 5, 2016, the Arezzo Revenue Agency filed an appeal with the Supreme Court and BPS China filed a counter-appeal on January 4, 2017. The Supreme Court rendered a judgment against BPS China in March 2024. BPS China filed an appeal in July 2024. The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying condensed consolidated balance sheets at  June 30, 2026 and  December 31, 2025. As Bel is entitled to be fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying condensed consolidated balance sheets at  June 30, 2026 and December 31, 2025.

In connection with the Company's 2021 acquisition of EOS Power ("EOS"), there is an ongoing claim asserted with respect to EOS by the Principal Commissioner of Customs (Preventive), Mumbai related to customs duties and imposed fines and penalties dating back to 1994. The original demand was in the amount of approximately $1.4 million, of which EOS has paid $0.5 million. EOS filed an Appeal in 2016 which is pending with the Customs, Excise and Service Tax Appellate Tribunal in Mumbai related to the $0.9 million balance of the original demand net of EOS' payment. As part of the EOS acquisition agreement entered into in March 2021, the Company is entitled to be indemnified for this matter for a period of 7 years from the acquisition date. The Company is unable to estimate at this time what amount, if any, may ultimately be due in connection with this claim. As such, no estimate was accrued as of June 30, 2026.

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

	Three Months Ended June 30, 2026
	Aerospace, Defense & Rugged Solutions	Industrial Technology & Data Solutions	Total Consolidated

Net sales	$110,457	$100,228	$210,685
Cost of sales	65,090	61,305	126,395
Segment gross profit	45,367	38,923	84,290
Segment gross profit %	41.1%	38.8%	40.0%
Corporate and other			(323)
Total consolidated gross profit			83,967
Gross profit %			39.9%
Research and development costs			9,006
Selling, general and administrative expenses			36,285
Restructuring charges			24
Earnout liability adjustment			233
Interest expense			1,802
Interest income			(1,280)
Other income, net			137
Earnings before provision for income taxes			$37,760

	Three Months Ended June 30, 2026
	Aerospace, Defense & Rugged Solutions	Industrial Technology & Data Solutions	Reportable Segment Total	Corporate and Other	Total Consolidated

Total Assets	$682,388	$263,848	$946,236	$317,946	$1,264,182
Capital Expenditures	1,501	710	2,211	36	2,247
Depreciation and Amortization Expense	4,871	1,912	6,783	128	6,911
Interest Expense	-	36	36	1,766	1,802

	Three Months Ended June 30, 2025
	Aerospace, Defense & Rugged Solutions	Industrial Technology & Data Solutions	Total Consolidated

Net sales	$91,832	$76,467	$168,299
Cost of sales	53,842	48,471	102,313
Segment gross profit	37,990	27,996	65,986
Segment gross profit %	41.4%	36.6%	39.2%
Corporate and other			(903)
Total consolidated gross profit			65,083
Gross profit %			38.7%
Research and development costs			8,104
Selling, general and administrative expenses			30,914
Restructuring charges			280
Gain on sale of properties			(4,075)
Interest expense			3,993
Interest income			(264)
Other income, net			(7,568)
Earnings before provision for income taxes			$33,699

	Three Months Ended June 30, 2025
	Aerospace, Defense & Rugged Solutions	Industrial Technology & Data Solutions	Reportable Segment Total	Corporate and Other	Total Consolidated

Total Assets	$657,501	$235,476	$892,977	$57,603	$950,580
Capital Expenditures	1,974	1,950	3,924	4	3,928
Depreciation and Amortization Expense	4,870	1,588	6,458	142	6,600
Interest Expense	166	(78)	88	3,905	3,993

	Six Months Ended June 30, 2026
	Aerospace, Defense & Rugged Solutions	Industrial Technology & Data Solutions	Total Consolidated

Net sales	$210,278	$178,898	$389,176
Cost of sales	123,533	111,208	234,741
Segment gross profit	86,745	67,690	154,435
Segment gross profit %	41.3%	37.8%	39.7%
Corporate and other			(870)
Total consolidated gross profit			153,565
Gross profit %			39.5%
Research and development costs			17,513
Selling, general and administrative expenses			73,015
Restructuring charges			100
Earnout liability adjustment			852
Interest expense			4,332
Interest income			(1,430)
Other income, net			3,631
Earnings before provision for income taxes			$55,552

	Six Months Ended June 30, 2026
	Aerospace, Defense & Rugged Solutions	Industrial Technology & Data Solutions	Reportable Segment Total	Corporate and Other	Total Consolidated

Total Assets	$682,388	$263,848	$946,236	$317,946	$1,264,182
Capital Expenditures	3,513	1,286	4,799	91	4,890
Depreciation and Amortization Expense	9,701	3,554	13,255	280	13,535
Interest Expense	-	51	51	4,281	4,332

	Six Months Ended June 30, 2025
	Aerospace, Defense & Rugged Solutions	Industrial Technology & Data Solutions	Total Consolidated

Net sales	$174,954	$145,583	$320,537
Cost of sales	103,636	91,807	195,443
Segment gross profit	71,318	53,776	125,094
Segment gross profit %	40.8%	36.9%	39.0%
Corporate and other			(1,192)
Total consolidated gross profit			123,902
Gross profit %			38.7%
Research and development costs			15,326
Selling, general and administrative expenses			60,421
Restructuring charges			(2,653)
Gain on sale of properties			(4,075)
Interest expense			8,145
Interest income			(539)
Other income, net			(10,207)
Earnings before provision for income taxes			$57,484

	Six Months Ended June 30, 2025
	Aerospace, Defense & Rugged Solutions	Industrial Technology & Data Solutions	Reportable Segment Total	Corporate and Other	Total Consolidated

Total Assets	$657,501	$235,476	$892,977	$57,603	$950,580
Capital Expenditures	3,147	3,562	6,709	9	6,718
Depreciation and Amortization Expense	9,880	3,123	13,003	281	13,284
Interest Expense	180	23	203	7,942	8,145

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

In the six months ended June 30, 2026, 54% of our revenues were derived from Aerospace, Defense & Rugged Solutions and 46% from Industrial Technology & Data Solutions.

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

Key Factors Affecting our Business

We believe that in addition to recent global tariffs and inflationary pressures on the costs of goods and services in general, as well as ongoing conflicts/political unrest including in or near the countries in which Bel operates, the key factors affecting and/or potentially affecting our results for the six months ended June 30, 2026 and/or future results include the following:

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

•

Backlog – Our backlog of orders amounted to $594.7 million at June 30, 2026, an increase of $155.6 million, or 35.4%, from December 31, 2025. From December 31, 2025 to June 30, 2026, we experienced a 22.2% increase in backlog within our Aerospace, Defense & Rugged Solutions segment and a 56.0% increase within our Industrial Technology & Data Solutions segment. Factors that could cause us to fail to ship all such orders include unanticipated supply difficulties, changes in customer demand, and new customer designs. Due to these factors, backlog may not be a reliable indicator of the timing or amount of future sales.

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

•

Global Tariffs – On April 5, 2025, the U.S. government announced the implementation of reciprocal tariffs on imports into the United States from certain countries in which our manufacturing facilities and/or suppliers are located. On February 20, 2026, the Supreme Court of the United States issued its decision in Learning Resources, Inc. v. Trump, holding that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the imposition of tariffs. While this decision invalidated certain tariffs previously imposed under IEEPA, the broader implications of the ruling remain uncertain. We continue to monitor developments in U.S. trade policy, including potential legislative or executive actions that could result in the imposition of tariffs under alternative statutory authorities. Imports into the United States from Mexico are currently exempt from tariffs under the United States–Mexico–Canada Agreement (“USMCA”), as currently in force. During the six months ended June 30, 2026, tariffs did not have a material impact on our results of operations. We continue to monitor potential impacts from changes in trade policy and may implement mitigation actions, including supply chain adjustments and pricing actions, as appropriate. We will also monitor, and may in the future consider to the extent appropriate, possible tariff refund claims, whether via the process administered by U.S. Customs and Border Protection (“CBP”) or in other fora. The imposition or reinstatement of tariffs on imports into the United States could increase costs, disrupt supply chains, and/or reduce demand for our products, all or any of which could adversely affect future results of operations, including net sales and gross margins.

•

Labor Costs – Labor costs represented 7.4% of revenue during the first six months of 2026, as compared to 8.1% for the same period of 2025. The decrease primarily reflects operating leverage on higher sales volumes (net sales increased 21.4%), automation-driven productivity improvements, and the late-2025 transition of certain manufacturing activities from the Company’s Pingguo, PRC facility to an outside subcontractor, which shifted a portion of costs from direct labor to materials.

•	Inflationary Pressures - Inflationary pressures could continue to result in higher input costs, including those related to our raw materials, labor, freight, utilities, healthcare and other expenses. Our future operating results will depend, in part, on our continued ability to manage these fluctuations through pricing actions, cost savings initiatives and sourcing decisions. A surge in demand driven by AI data center buildouts has contributed to higher prices and extended lead times for certain components, including printed circuit boards (PCBs), semiconductors, and capacitors. Additionally, the armed conflict involving Iran and the Gulf states was the primary driver of the increased energy prices and resulting inflation in our various regions of operations in the first quarter of 2026. The conflict led, and to the extent it continues materially, may continue to lead, to, among other things, increased volatility and higher prices for commodities, such as energy products and freight on input material costs, increased inflation in various countries where we and/or our suppliers or customers operate, and disruptions to global trade and supply chains, including key energy transit routes. Actual or threatened disruptions to maritime shipping lanes and other escalating security tensions also increased insurance, financing and transportation costs. While the impact on us has not been material, continued hostilities could have a material adverse effect in future periods.

•

Impact of Foreign Currency – During the six months ended June 30, 2026, labor and overhead costs increased by approximately $5.3 million compared to the same period in 2025, primarily due to unfavorable foreign exchange rates involving the Israeli shekel, the Chinese renminbi, the euro, and the Mexican peso. Specifically, the appreciation of the Israeli shekel, Chinese renminbi and euro against the U.S. dollar resulted in higher labor and overhead costs of $2.5 million, $2.3 million and $0.4 million, respectively. We recognized a foreign exchange transactional loss of $1.4 million during this period, mainly due to currency spot rate fluctuations when translating balance sheet accounts as of June 30, 2026, versus December 31, 2025. As a U.S.-domiciled company, our foreign currency-denominated financial results are translated into U.S. dollars, and exchange rate fluctuations can impact our consolidated statements of operations and cash flows. We continuously monitor foreign currency movements and may utilize forward contracts or implement pricing actions to mitigate the impact of currency fluctuations on our operating results.

•

Effective Tax Rate – Our effective tax rate will fluctuate based on the geographic regions in which our pretax profits are earned. Of the geographic regions in which we operate, the U.S. and Europe’s tax rates are generally comparable while Asia has the lowest tax rates of our three geographical regions. See Note 11, “Income Taxes.”

Results of Operations - Summary by Operating Segment

Revenue and Gross Margin

Our revenue and gross margin by operating segment for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	Revenue		Gross Margin		Revenue		Gross Margin
	2026	2025	2026	2025	2026	2025	2026	2025

Aerospace, Defense & Rugged Solutions	$110,457	$91,832	41.1%	41.4%	$210,278	$174,954	41.3%	40.8%
Industrial Technology & Data Solutions	100,228	76,467	38.8%	36.6%	178,898	145,583	37.8%	36.9%
	$210,685	$168,299	39.9%	38.7%	$389,176	$320,537	39.5%	38.7%

Aerospace, Defense & Rugged Solutions:

Net sales increased by $18.6 million, or 20.3%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily driven by higher sales volumes, led by defense and rugged industrial applications. Defense sales increased by $14.7 million, or 28.4%, industrial sales increased by $7.5 million, or 51.4%, offset by decrease in commercial air sales by $3.6 million, or 14.1%, each compared to the prior-year period.

Net sales increased by $35.3 million, or 20.2%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily attributable to higher sales in defense applications, which increased by $24.1 million, or 23.7%, and higher sales in industrial applications, which increased by $10.6 million, or 37.9%. Commercial air sales increased by $0.6 million, or 1.4%, compared to the prior-year period.

Gross margin for the 2026 periods was favorably impacted primarily by a more favorable product mix and improved operational efficiencies. These favorable impacts were partially offset by unfavorable foreign currency fluctuations, primarily due to the weakening of the U.S. dollar against the Israeli shekel and the Mexican peso, which adversely affected costs in certain manufacturing locations. The year-over-year change in gross margin differed between the quarterly and year-to-date periods as the favorable impacts noted above were more evident on a year-to-date basis, while unfavorable foreign currency impacts and period-to-period mix variability were more pronounced in the current quarter.

Industrial Technology & Data Solutions

Net sales increased by $23.8 million, or 31.1%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily driven by higher sales volumes in Data Solutions, partially offset by lower sales in Transportation. Data Solutions sales increased by $20.7 million, or 54.4%, and Industrial sales increased by $3.5 million, or 12.1%, each compared to the prior-year period. Transportation sales decreased by $0.4 million, or 4.3%, compared to the prior-year period.

Net sales increased by $33.3 million, or 22.9%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily attributable to higher sales in Data Solutions and Industrial, partially offset by lower sales in Transportation. Data Solutions sales increased by $30.3 million, or 43.4%, and Industrial sales increased by $7.6 million, or 14.2%, each compared to the prior-year period. Transportation sales decreased by $4.6 million, or 20.6%, compared to the prior-year period.

Gross margin for the 2026 periods was favorably impacted primarily by a more favorable product mix and improved operational efficiencies, including benefits from higher volumes and improved factory utilization. These favorable impacts were partially offset by unfavorable foreign currency fluctuations, primarily due to the weakening of the U.S. dollar against the Chinese renminbi, and euro, which increased costs in certain manufacturing locations. The increase in gross margin was more pronounced in the current quarter than on a year-to-date basis, as the benefits from mix and operational efficiencies were stronger in the quarter, while the year-to-date period includes earlier period results with comparatively lower margins.

Cost of Sales

Cost of sales as a percentage of revenue for the three and six months ended June 30, 2026 and 2025 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Material costs	33.1%	31.8%	31.8%	30.7%
Labor costs	7.0%	7.8%	7.4%	8.1%
Other expenses	20.0%	21.7%	21.3%	22.6%
Total cost of sales	60.1%	61.3%	60.5%	61.3%

The increase in material costs as a percentage of net sales in the 2026 periods was primarily due to an unfavorable product and production mix, driven by higher sales volumes in offerings with higher bill-of-material (“BOM”) content, including power products, within the Aerospace, Defense & Rugged Solutions and Industrial Technology & Data Solutions segments. These products generally have a greater proportion of purchased components and raw materials relative to labor and overhead, which increased material costs as a percentage of net sales.

Material costs were also impacted by higher purchasing levels associated with increased volumes and higher unit input costs in certain commodities and electronic components, including select supplier price increases. In addition, the Company’s evolving manufacturing footprint, including the increased use of third-party manufacturing for certain products previously produced in-house at the Pingguo facility, shifted certain costs from labor and overhead to purchased materials, contributing to higher material costs as a percentage of net sales. While the Company took pricing actions and continued sourcing and cost-reduction initiatives, these measures partially offset, but did not fully mitigate, the effects of mix and higher input costs in the periods presented.

The decrease in labor costs as a percentage of net sales in the 2026 periods was driven by a shift in the Company’s production and sourcing mix, including an increased use of third-party manufacturing for certain products previously produced in-house (including at the Pingguo facility). As a result, certain costs that had historically been reflected in internal direct labor are now reflected in material content, reducing labor costs as a percentage of net sales. In addition, higher sales volumes supported improved operating efficiency and labor utilization across the manufacturing footprint, which further contributed to the decrease in labor costs as a percentage of net sales. These favorable impacts were partially offset by unfavorable foreign currency movements, including the Israeli shekel and the Chinese renminbi, which increased labor-related costs in certain manufacturing locations when translated into U.S. dollars.

Other expenses (overhead and other manufacturing costs) were $42.1 million for the three months ended June 30, 2026, compared to $36.5 million for the three months ended June 30, 2025, an increase of $5.6 million. For the six months ended June 30, 2026, other expenses were $82.9 million, compared to $72.3 million in the prior-year period, an increase of $10.6 million. Other expenses as a percentage of net sales decreased year over year, reflecting higher net sales and increased absorption of fixed and semi-fixed manufacturing overhead. The year-over-year increase in other expenses reflects higher indirect/support labor and related benefits, other overhead, and repairs and maintenance, consistent with increased manufacturing activity and support requirements. These increases were partially offset by lower insurance and rental costs. Depreciation and amortization were generally consistent period over period, and utilities were relatively stable.

Research and Development Expense

Research and development (R&D) expenses totaled $9.0 million for the three months ended June 30, 2026, an increase of $0.9 million from $8.1 million for the three months ended June 30, 2025. The increase was primarily attributable to higher R&D personnel costs. The increase in R&D expense was broad-based across both Aerospace, Defense & Rugged Solutions and Industrial Technology & Data Solutions.

For the six months ended June 30, 2026, R&D expenses totaled $17.5 million, an increase of $2.2 million from $15.3 million for the six months ended June 30, 2025. The increase was primarily attributable to higher R&D personnel costs, including labor and fringe benefits and bonus expense under the Company’s company-wide incentive program, and was broad-based across both Aerospace, Defense & Rugged Solutions and Industrial Technology & Data Solutions.

Selling, General and Administrative Expense

For the three months ended June 30, 2026, sales, general and administrative ("SG&A") expenses were $36.3 million, an increase of $5.4 million from $30.9 million for the three months ended June 30, 2025. The increase was primarily driven by $3.0 million of higher salaries and benefits (including $1.5 million higher salaries, $1.0 million higher benefits/medical, and $0.5 million higher recruiting and relocation), $1.6 million of higher professional, audit and legal fees, and $0.5 million higher travel and entertainment.

For the six months ended June 30, 2026, SG&A expenses were $73.0 million, an increase of $12.6 million from $60.4 million for the six months ended June 30, 2025. The increase was primarily driven by higher salaries and benefits and higher professional, audit and legal fees. Salaries and benefits increased by $6.9 million, reflecting higher compensation and benefit costs, including annual salary increases effective March 1, 2026, as well as onboarding and overlapping salary and benefit costs related to the CEO and segment president positions. Professional, audit and legal fees increased by $3.6 million, primarily reflecting costs associated with the acquisition of dataMate and higher external professional spend, including overlapping audit fees. The increase also reflected higher travel and entertainment, and commissions. Bonus expense was also higher in 2026, including $1.3 million in the first half of 2026 due to a bonus reversal recorded in the first quarter of 2025 that did not recur.

Interest Expense

Interest expense was $1.8 million for the three months ended June 30, 2026, compared to $4.0 million for the three months ended June 30, 2025, representing a decrease of $2.2 million. The decrease was primarily due to lower average outstanding borrowings under the Company’s Revolver during the 2026 period compared to the prior-year period. In particular, the Company had no outstanding borrowings under the Revolver at June 30, 2026, compared to interest incurred in the prior-year quarter on higher Revolver borrowings. Interest expense for the period also includes the effects of the Company’s 2021 interest rate swaps and amortization of deferred financing costs.

For the six months ended June 30, 2026, interest expense was $4.3 million, compared to $8.1 million for the six months ended June 30, 2025, representing a decrease of $3.8 million. The decrease was primarily driven by lower average borrowings under the Credit and Security Agreement during the first half of 2026 as the Company reduced and ultimately repaid amounts outstanding under the Revolver, which had $197.5 million outstanding at December 31, 2025. Interest expense for both periods includes the impact of the 2021 swaps and amortization of deferred financing costs.

For further information on the Company's outstanding debt, see "Liquidity and Capital Resources" below and Note 10, "Debt."

Interest Income

Interest income was $1.3 million for the three months ended June 30, 2026, compared to $0.3 million for the same period in 2025, an increase of $1.0 million, primarily due to higher average cash balances. For the six months ended June 30, 2026, interest income was $1.4 million versus $0.5 million in 2025, an increase of $0.9 million, also primarily due to higher average cash balances.

Other (Expense) Income, Net

Other (expense) income, net was other expense, net of $0.1 million for the three months ended June 30, 2026, compared to other income, net of $7.6 million for the three months ended June 30, 2025, an unfavorable change of $7.7 million, primarily due to foreign exchange, which shifted to a $1.4 million loss in 2026 from a $7.6 million gain in 2025 driven by exchange-rate movements on foreign currency-denominated balances. SERP investments resulted in a gain of $1.6 million in the second quarter of 2026 versus a gain of $0.7 million in the second quarter of 2025, primarily due to market fluctuations.

For the six months ended June 30, 2026, other expense, net was $3.6 million versus other income, net of $10.2 million in the prior-year period, an unfavorable change of $13.8 million, primarily reflecting foreign exchange, which shifted to a $4.5 million loss from an $11.8 million gain. SERP investments resulted in a gain of $1.3 million for the six months ended June 30, 2026 versus a gain of $0.4 million for the six months ended June 30, 2025.

Provision for Income Taxes

The Company’s effective tax rate will fluctuate based on the geographic regions in which the pretax profits are earned. Tax rates in the U.S. and Europe are generally comparable, while Asia generally has lower statutory tax rates. See Note 11, “Income Taxes”.

For the three months ended June 30, 2026, the provision for income taxes was $3.8 million, compared to $6.9 million for the same period in 2025. Earnings before income taxes for the three months ended June 30, 2026, increased by $4.1 million compared to the same period in 2025, primarily due to higher income from the North America and Asia regions, partially offset by a decrease in income from the Europe region. The Company’s effective tax rate for the three months ended June 30, 2026, was 10.0%, compared to 20.5% for the same period in 2025. The decrease in the effective tax rate was primarily driven by a benefit from restricted stock vesting and the reversal of uncertain tax positions due to statute expirations, as well as deferred tax benefit arising from a rate increase in a foreign deferred tax asset. See Note 11, “Income Taxes.”

For the six months ended June 30, 2026, the provision for income taxes was $6.6 million, compared to $12.4 million for the same period in 2025. Earnings before income taxes for the six months ended June 30, 2026, decreased by $1.9 million compared to the same period in 2025, primarily due to lower income from the Europe  region, partially offset by an increase in income from the North America region. The Company’s effective tax rate for the six months ended June 30, 2026, was 11.9% compared to 21.5% for the same period in 2025. The decrease in the effective tax rate was attributable to the same factors noted above. See Note 11, “Income Taxes”.

Liquidity and Capital Resources

Our principal sources of liquidity include $306.1 million of cash and cash equivalents at June 30, 2026, cash provided by operating activities, proceeds from securities offerings and borrowings available under our credit facility. We expect to use this liquidity for operating expenses, investments in working capital, capital expenditures, interest, taxes, lease and purchase obligations, pension benefit obligations, dividends, and debt obligations and other long-term liabilities. Our liquidity may also be utilized for purchases of common stock under our Repurchase Program, fund potential acquisitions in future periods, as well as potential future cash requirements related to the Enercon acquisition, including the potential 2026 Earnout Payment that may become due and the put-call options under the Enercon shareholders’ agreement, pursuant to which Bel has the current intention to purchase the remaining 20% interest by early 2027. See the discussion “Liquidity and Capital Resources” appearing in Item 7, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, both in the next twelve months and in the longer term.

Cash Flow Summary

During the six months ended June 30, 2026, our cash and cash equivalents increased by $248.3 million. This increase was primarily due to the following:

•	net cash provided by operating activities of $31.8 million;
•	proceeds from our underwritten offering of common stock of $441.6 million, $197.5 million of which was used to repay long-term debt;
•	a payment for the acquisition of dataMate of $15.2 million;
•	purchases of property, plant and equipment of $4.9 million;
•	dividend payment to noncontrolling interest of $2.7 million; and
•	dividend payments to Bel shareholders of $1.7 million

Operating cash flow benefited from higher net earnings and higher non-cash adjustments, including stock-based compensation, depreciation and amortization, and foreign currency revaluation losses, partially offset by a higher deferred tax benefit. Working capital was a net use of cash, primarily driven by increases in accounts receivable of $32.1 million and inventories of $32.2 million, reflecting higher sales levels and purchasing activity. These uses of cash were partially offset by an increase in accounts payable of $33.1 million, primarily due to higher purchasing activity and the timing of vendor payments. DSO was 67 days at June 30, 2026 compared to 64 days at December 31, 2025, primarily due to the timing of billings and customer collections. The Company continues to focus on disciplined receivables management and cash conversion.

The increase in inventories was primarily driven by higher levels of raw materials, work in process, and finished goods to support customer demand and manage lead times. In addition, higher material costs increased the dollar value of on-hand inventory. Consistent with these higher inventory levels, inventory turns were 2.2 at June 30, 2026 compared to 2.5 at December 31, 2025.

Other working capital changes included decreases in accrued expenses of $4.3 million and accrued restructuring costs of $0.5 million, primarily reflecting cash payments and the timing of settlement of previously accrued obligations. Income taxes payable increased by $1.7 million, primarily due to the timing of tax payments. Changes in other operating assets also impacted operating cash flows, including an increase in other current assets of $0.6 million and an increase in other assets of $2.0 million during the six months ended June 30, 2026.

Net cash provided by financing activities was $236.3 million for the six months ended June 30, 2026. Financing cash flows were primarily driven by $441.6 million of net proceeds from the Company’s May 2026 underwritten public offering of 1,725,000 shares of Class B common stock (including shares issued pursuant to the underwriters’ option).

The Company utilized the net proceeds from the offering to pay down $197.5 million of the long-term debt under its Credit and Security Agreement, and intends to use the remaining net proceeds to fund the remaining 20% acquisition of Enercon  or pursue other acquisitions or partnership opportunities that may arise, and the remainder, if any, for general corporate purposes.

Cash and cash equivalents and accounts receivable, in the aggregate, comprised approximately 36.5% of total assets as of June 30, 2026, compared to 19.2% as of December 31, 2025. The Company’s current ratio was 4.5 to 1 as of June 30, 2026 compared to 3.0 to 1 as of December 31, 2025.

At June 30, 2026 and December 31, 2025, $36.3 million and $43.4 million, respectively (representing 12% and 75%, respectively), of cash and cash equivalents was held by foreign subsidiaries. The Company repatriated $11.8 million of funds from outside of the U.S. during the six months ended June 30, 2026. The Company continues to evaluate its global working capital and cash requirements and the potential tax costs associated with additional repatriations. The Company has not made a determination regarding additional repatriations to fund U.S. operations. If these funds were needed in the U.S., the Company could be required to incur U.S. state taxes and any applicable foreign withholding taxes in connection with repatriation.

Future Cash Requirements

We expect foreseeable liquidity and capital resource requirements in the ordinary course to be met through existing cash and cash equivalents and anticipated cash flows from operations, as well as borrowings available under our revolving credit facility, if needed. Our material cash requirements arising in the normal course of business are outlined in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There were no material changes to our future cash requirements during the six months ended June 30, 2026.

Credit Facility

As of June 30, 2026, the Company had no outstanding borrowings under its Revolver and had $400 million of unused borrowing capacity. See Note 10, "Debt." The Revolver matures on September 1, 2028. As of June 30, 2026, the Company was in compliance with all financial covenants, including the most restrictive covenant, the Fixed Charge Coverage Ratio.

Interest expense and related cash payments under the Revolver will vary based on amounts borrowed and applicable interest rates. Because there were no outstanding borrowings as of June 30, 2026, the Company does not currently expect material interest payments related to revolving borrowings for the remainder of 2026.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates, changes in interest rates associated with its long-term debt and fluctuations in commodity prices. Under the Company’s risk management strategy, the Company periodically uses foreign currency forward contracts to manage its short-term exposures to fluctuations in operational cash flows resulting from changes in foreign currency exchange rates. To partially mitigate risks associated with the variable interest rates on Revolver borrowings, to the extent of any outstanding, under the Company's Credit Agreement (see Note 10, “Debt”, to the condensed consolidated financial statements herein, and Note 11, “Debt”, to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025), the Company maintains two pay-fixed, receive-variable interest rate swap agreements with two multinational financial institutions (see Note 9, “Derivative Instruments and Hedging Activities”, to the condensed consolidated financial statements herein, and Note 13, “Derivative Instruments and Hedging Activities”, to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025). The Company’s primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk and interest rate risk, when deemed appropriate. The Company enters into these contracts in the normal course of business to mitigate risks and not for speculative purposes. The Company utilizes various metals in the production of its products, including copper, zinc, tin, gold, and silver. Fluctuations in the prices of these and other commodities can lead to significantly higher production costs. The Company believes it has adequate primary and secondary sources for each of its key materials. While facing potential volatility in metal prices and anticipating increased material costs, the Company actively monitors these risks. To mitigate any possible negative impacts from these changes, it has implemented and may continue to implement various strategies, including price adjustments and productivity improvements. There have not been any material changes with regard to market risk during the six months ended June 30, 2026. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” herein, and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of market risks.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended June 30, 2026 that were not previously reported in a Current Report on Form 8-K.

Use of Proceeds

Not applicable.

Purchasers of Equity Securities by the Issuer and Affiliated Purchasers

On February 21, 2024, the Company’s Board of Directors authorized and the Company publicly announced, a $25.0 million share repurchase program (the “Repurchase Program”). The Repurchase Program authorizes the repurchase of up to $25.0 million of shares of outstanding Class A Common Stock and Class B Common Stock. The aggregate $25.0 million authorized for repurchases under the Repurchase Program has been suballocated for purchases of Class A shares and Class B shares in portions of $4.0 million and $21.0 million, respectively, prorated to take into account the number of outstanding shares of each respective class at the time of such authorization. Shares of  Class A Common Stock and Class B Common Stock may be repurchased pursuant to the Repurchase Program in open market, privately negotiated or block transactions or otherwise from time to time, depending upon market conditions and other factors, and in accordance with applicable law and regulations. The Repurchase Program has no expiration date. The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares, and the Repurchase Program may be suspended or terminated at any time. As of June 30, 2026 the program-to-date repurchases amounted to 26,326 Class A shares at an aggregate purchase price of $1.9 million and 235,821 Class B shares at an aggregate purchase price of $14.1 million. There were no repurchases of our equity securities during the three months ended June 30, 2026 under the Repurchase Program or otherwise. Under the existing authorization for the Repurchase Program described above, of the aggregate amount initially authorized for repurchases, approximately $2.1 million of Class A Common Stock and $6.9 million of Class B Common Stock remain that may yet be purchased under this program as of June 30, 2026.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended  June 30, 2026, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibits:

3.1	(i) Restated Certificate of Incorporation, as amended, is incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 filed on August 11, 1998 and (ii) the Certificate of Amendment to the Company’s Restated Certificate of Incorporation, is incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed on March 29, 2000.

3.2	Amended and Restated By-Laws of Bel Fuse Inc. (adopted October 25, 2023), are incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 25, 2023.

10.1*	Fifth Amendment Agreement, dated June 4, 2026, to Amended and Restated Credit and Security Agreement, dated as of September 2, 2021, by and among Bel Fuse Inc., as the borrower, KeyBank National Association, as administrative agent, swing line lender and issuing lender, and the other lenders identified therein, as amended.

10.2†	Amendment to Employment Agreement, dated as of March 31, 2026, by and between Bel Fuse Inc. and Tom Smelker, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2026.

10.3†	Employment Agreement, dated March 31, 2026, between Bel Fuse Inc. and Stephen Dawson, is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2026.

10.4†	Bel Fuse Inc. 2026 Equity Compensation Plan, is incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 10, 2026.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

*   Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEL FUSE INC.
(Registrant)

Date: August 4, 2026	By:	/s/ Farouq Tuweiq
Farouq Tuweiq
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2026	By:	/s/ Lynn Hutkin
Lynn Hutkin
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)