Form 10-Q
period 2026-09-30
BEL FUSE INC /NJ
filed 2026-11-03
CIK 729580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐	No ☒

Title of Each Class	Number of Shares of Common Stock Outstanding as of October 31, 2026
Class A Common Stock ($0.10 par value)	2,115,263
Class B Common Stock ($0.10 par value)	12,324,839

BEL FUSE INC. AND SUBSIDIARIES

FORM 10-Q INDEX

			Page
Part I		Financial Information

	Item 1.	Financial Statements (unaudited)	2

		Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2026 and December 31, 2025	2

		Condensed Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2026 and 2025	3

		Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the Three and Nine Months Ended September 30, 2026 and 2025	4

		Condensed Consolidated Statements of Shareholders' Equity and Redeemable Noncontrolling Interest (unaudited) for the Three and Nine Months Ended September 30, 2026 and 2025	5

		Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2026 and 2025	7

		Notes to Condensed Consolidated Financial Statements (unaudited)	8 - 24

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25 - 32

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

	Item 4.	Controls and Procedures	32

Part II		Other Information

	Item 1.	Legal Proceedings	33

	Item 1A.	Risk Factors	33

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

	Item 3.	Defaults Upon Senior Securities	34

	Item 4.	Mine Safety Disclosures	34

	Item 5.	Other Information	34

	Item 6.	Exhibits	35

	Signatures		36

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

The terms the “Company,” “Bel,” “we,” “us,” and “our” as used in this report refer to Bel Fuse Inc. and its consolidated subsidiaries unless otherwise specified.

This Quarterly Report on Form 10-Q (this “report”) contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are made as of the date of this report and are based on current expectations, estimates, forecasts and projections as well as the beliefs and assumptions of management. Words such as “expect,” “anticipate,” “should,” “believe,” “hope,” “target,” “project,” “forecast,” “outlook,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “might,” “could,” “intend,” variations of these terms or the negative of these terms and similar expressions are intended to identify these forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, many of which involve factors or circumstances that are beyond Bel’s control. Bel’s actual results could differ materially from those stated or implied in our forward-looking statements (including without limitation any of Bel’s projections) due to a number of factors, including but not limited to, the following: risks related to the protection of our intellectual property rights; difficulties associated with integrating previously acquired companies, including any unanticipated difficulties, or unexpected or higher than anticipated expenditures; the possibility that Bel’s intended acquisition of the remaining 20% stake in Enercon Technologies Ltd ("Enercon") is not completed, and any resulting disruptions to Bel’s business and its currently 80% owned Enercon subsidiary; trends in demand which can affect Bel’s products and results; the market concerns facing Bel’s customers, and risks for its business in the event of the loss of certain substantial customers; the continuing viability of sectors that rely on Bel’s products; the effects of business and economic conditions, and challenges impacting the macroeconomic environment generally and/or Bel's industry specifically; the effects of energy and other input costs, and cost changes generally, including the potential impact of inflationary pressures; capacity and supply constraints or difficulties, including supply chain constraints or other challenges; the impact of public health crises; difficulties associated with the availability of labor, and the risks of any labor unrest or labor shortages; risks associated with Bel’s international operations, including its substantial manufacturing operations in China and Israel; risks related to Bel’s indebtedness; risks associated with restructuring programs or other strategic initiatives, including any difficulties in implementation or realization of the expected benefits or cost savings; product development, commercialization or technological difficulties (including risks relating to artificial intelligence); the regulatory and trade environment of the countries in which Bel transacts business or that may otherwise impact Bel, its customers and/or its suppliers; risks associated with fluctuations in foreign currency exchange and interest rates; uncertainties associated with legal proceedings; the market’s acceptance of Bel’s products and competitive responses to those products; the impact of changes to U.S. and applicable foreign legal and regulatory requirements, including tax laws; and other risks detailed in Bel’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (our “2025 Annual Report on Form 10-K”) and in subsequent reports filed by Bel with the Securities and Exchange Commission (the “SEC”). The forward-looking statements included in this report represent Bel’s views only as of the date of the applicable statement, and except as required by law, Bel undertakes no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$333,122	$57,800
Accounts receivable, net of allowance of $1,103 and $671, respectively	156,178	121,490
Inventories	224,712	167,270
Unbilled receivables	8,891	9,747
Assets held for sale	758	-
Other current assets	23,128	28,454
Total current assets	746,789	384,761

Property, plant and equipment, net	50,320	48,428
Right-of-use assets	31,579	22,868
Intangible assets, net	214,292	217,966
Goodwill, net	216,895	214,821
Deferred income taxes	15,237	12,843
Other assets	34,327	33,513
Total assets	$1,309,439	$935,200

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$92,490	$52,990
Accrued expenses	50,802	49,710
Operating lease liabilities, current	8,689	8,029
Redeemable noncontrolling interest liability	114,038	-
Other current liabilities	16,579	16,716
Total current liabilities	282,598	127,445

Long-term Liabilities:
Long-term debt	-	197,500
Operating lease liabilities, long-term	23,575	15,867
Liability for uncertain tax positions	16,494	17,524
Minimum pension obligation and unfunded pension liability	19,475	19,303
Deferred income taxes	26,593	29,684
Other long-term liabilities	7,333	9,203
Total liabilities	376,068	416,526

Commitments and contingencies (see Note 15)

Redeemable noncontrolling interest	-	93,161

Shareholders' Equity:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	-	-
Class A common stock, par value $.10 per share, 10,000,000 shares authorized; 2,115,263 shares outstanding at each date (net of 1,072,769 restricted treasury shares)	212	212
Class B common stock, par value $.10 per share, 30,000,000 shares authorized; 12,324,839 and 10,543,368 shares outstanding at September 30, 2026 and December 31, 2025, respectively (net of 3,218,307 restricted treasury shares)	1,236	1,058
Additional paid-in capital	487,339	38,315
Retained earnings	463,528	403,102
Accumulated other comprehensive loss	(18,944)	(17,174)
Total shareholders' equity	933,371	425,513
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$1,309,439	$935,200

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net sales	$220,510	$178,980	$609,686	$499,517
Cost of sales	130,229	107,840	365,840	304,475
Gross profit	90,281	71,140	243,846	195,042

Research and development costs	8,795	7,549	26,308	22,875
Selling, general and administrative expenses	39,437	32,804	112,452	93,225
Restructuring charges (credits)	57	219	157	(2,434)
Gain on sale of properties	-	(1,626)	-	(5,701)
Earnout liability adjustment	2,439	1,857	3,291	1,857
Income from operations	39,553	30,337	101,638	85,220

Interest expense	(71)	(3,630)	(4,403)	(11,775)
Interest income	2,740	238	4,170	777
Other income, net	4,419	1,058	788	11,265
Earnings before provision for income taxes	46,641	28,003	102,193	85,487

Provision for income taxes	8,252	5,448	14,845	17,817
Net earnings	38,389	22,555	87,348	67,670

Less: Net earnings attributable to noncontrolling interest	276	620	3,005	2,280
Redemption value adjustment attributable to noncontrolling interest	11,823	(315)	21,194	(1,595)
Net earnings attributable to Bel Fuse shareholders	$26,290	$22,250	$63,149	$66,985

Net earnings per common share attributable to Bel Fuse shareholders:
Class A common share - basic	$1.74	$1.68	$4.45	$5.07
Class A common share - diluted	$1.74	$1.68	$4.45	$5.07
Class B common share - basic	$1.84	$1.77	$4.69	$5.35
Class B common share - diluted	$1.83	$1.77	$4.69	$5.35

Weighted-average number of shares outstanding attributable to Bel Fuse shareholders:
Class A common share - basic	2,115	2,115	2,115	2,115
Class A common share - diluted	2,115	2,115	2,115	2,115
Class B common share - basic	12,312	10,548	11,455	10,519
Class B common share - diluted	12,324	10,548	11,465	10,519

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net earnings attributable to Bel Fuse shareholders	$26,290	$22,250	$63,149	$66,985
Add: Redemption value adjustment attributable to noncontrolling interest	11,823	(315)	21,194	(1,595)
Net earnings attributable to noncontrolling interest	276	620	3,005	2,280
Net earnings	38,389	22,555	87,348	67,670

Other comprehensive (loss) income:
Currency translation adjustment, net of taxes of $0 in all periods presented	(4,025)	346	(928)	(362)
Unrealized losses on interest rate swap cash flow hedge, net of taxes of $0 in all periods presented	(371)	(445)	(906)	(1,419)
Unrealized holding gains on marketable securities, net of taxes of $0 in all periods presented	58	-	91	-
Change in unfunded SERP liability, net of taxes of $3, $8, $8 and $24, respectively	(9)	(27)	(27)	(82)
Other comprehensive loss	(4,347)	(126)	(1,770)	(1,863)
Comprehensive income	34,042	22,429	85,578	65,807
Comprehensive income attributable to noncontrolling interest	276	620	3,005	2,280
Comprehensive income attributable to Bel shareholders	$33,766	$21,809	$82,573	$63,527

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND REDEEMABLE

NONCONTROLLING INTEREST

(in thousands, except per share data)

 (unaudited)

							Accumulated
	Class A		Class B		Additional		Other	Total	Redeemable
	Common	Class A	Common	Class B	Paid-In	Retained	Comprehensive	Shareholders'	Noncontrolling
	Stock	# of Shares	Stock	# of Shares	Capital	Earnings	(Loss) Income	Equity	Interest

Balance at December 31, 2025	$212	2,115	$1,058	10,543	$38,315	$403,102	$(17,174)	$425,513	$93,161
Redemption value adjustment attributable to noncontrolling interest	-	-	-	-	-	-	-	-	2,633
Net earnings	-	-	-	-	-	11,379	-	11,379	972
Dividends declared:
Class A Common Stock, $0.06/share	-	-	-	-	-	(127)	-	(127)	-
Class B Common Stock, $0.07/share	-	-	-	-	-	(736)	-	(736)	-
Issuance of restricted common stock	-	-	6	53	(6)	-	-	-	-
Forfeiture of restricted common stock	-	-	-	(1)	-	-	-	-	-
Issuance of shares upon vesting of Performance Stock Units	-	-	-	12	-	-	-	-	-
Foreign currency translation adjustment, net of taxes of $0	-	-	-	-	-	-	1,143	1,143	-
Unrealized losses on interest rate swap cash flow hedge, net of taxes of $0	-	-	-	-	-	-	(296)	(296)	-
Unrealized holding losses on marketable securities, net of taxes of $0	-	-	-	-	-	-	(1)	(1)	-
Stock-based compensation expense	-	-	-	-	2,077	-	-	2,077	-
Change in unfunded SERP liability, net of taxes of $3	-	-	-	-	-	-	(10)	(10)	-
Balance at March 31, 2026	212	2,115	1,064	10,607	40,386	413,618	(16,338)	438,942	96,766

Redemption value adjustment attributable to noncontrolling interest	-	-	-	-	-	-	-	-	6,738
Net earnings	-	-	-	-	-	25,480	-	25,480	1,757
Dividends declared:
Class A Common Stock, $0.06/share	-	-	-	-	-	(127)	-	(127)	-
Class B Common Stock, $0.07/share	-	-	-	-	-	(743)	-	(743)	-
Dividends paid to noncontrolling interest holders	-	-	-	-	-	-	-	-	(2,660)
Issuance of Class B common stock	-	-	173	1,725	440,871	-	-	441,044
Forfeiture of restricted common stock	-	-	(1)	(8)	1	-	-	-	-
Foreign currency translation adjustment, net of taxes of $0	-	-	-	-	-	-	1,954	1,954	-
Unrealized losses on interest rate swap cash flow hedge, net of taxes of $0	-	-	-	-	-	-	(239)	(239)	-
Unrealized holding gains on marketable securities, net of taxes of $0	-	-	-	-	-	-	34	34	-
Stock-based compensation expense	-	-	-	-	3,034	-	-	3,034	-
Change in unfunded SERP liability, net of taxes of $2	-	-	-	-	-	-	(8)	(8)	-
Balance at June 30, 2026	212	2,115	1,236	12,324	484,292	438,228	(14,597)	909,371	102,601

Redemption value adjustment attributable to noncontrolling interest	-	-	-	-	-	-	-	-	11,823
Net earnings	-	-	-	-	-	26,290	-	26,290	276
Dividends declared:
Class A Common Stock, $0.06/share	-	-	-	-	-	(127)	-	(127)	-
Class B Common Stock, $0.07/share	-	-	-	-	-	(863)	-	(863)	-
Dividends paid to noncontrolling interest holders	-	-	-	-	-	-	-	-	(662)
Issuance of Class B common stock			1	3	-	-	-	1
Forfeiture of restricted common stock	-	-	(1)	(2)	-	-	-	(1)	-
Foreign currency translation adjustment, net of taxes of $0	-	-	-	-	-	-	(4,025)	(4,025)	-
Unrealized losses on interest rate swap cash flow hedge, net of taxes of $0	-	-	-	-	-	-	(371)	(371)	-
Unrealized holding gains on marketable securities	-	-	-	-	-	-	58	58	-
Stock-based compensation expense	-	-	-	-	3,047	-	-	3,047	-
Change in unfunded SERP liability, net of taxes of $3	-	-	-	-	-	-	(9)	(9)	-
Transfer of redeemable noncontrolling interest	-	-	-	-	-	-	-	-	(114,038)
Balance at September 30, 2026	$212	2,115	$1,236	12,325	$487,339	$463,528	$(18,944)	$933,371	$-

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND REDEEMABLE

NONCONTROLLING INTEREST (Continued)

(in thousands, except per share data)

(unaudited)

							Accumulated
	Class A		Class B		Additional		Other	Total	Redeemable
	Common	Class A	Common	Class B	Paid-In	Retained	Comprehensive	Shareholders'	Noncontrolling
	Stock	# of Shares	Stock	# of Shares	Capital	Earnings	(Loss) Income	Equity	Interest

Balance at December 31, 2024	$212	2,115	$1,046	10,425	$31,514	$345,031	$(17,227)	$360,576	$80,586
Redemption value adjustment attributable to noncontrolling interest	-	-	-	-	-	-	-	-	(390)
Net earnings	-	-	-	-	-	17,874	-	17,874	838
Dividends declared:
Class A Common Stock, $0.06/share	-	-	-	-	-	(127)	-	(127)	-
Class B Common Stock, $0.07/share	-	-	-	-	-	(737)	-	(737)	-
Issuance of restricted common stock	-	-	13	129	(13)	-	-	-	-
Forfeiture of restricted common stock	-	-	-	(2)	-	-	-	-	-
Foreign currency translation adjustment, net of taxes of $0	-	-	-	-	-	-	(1,248)	(1,248)	-
Unrealized losses on interest rate swap cash flow hedge, net of taxes of $0	-	-	-	-	-	-	(588)	(588)	-
Stock-based compensation expense	-	-	-	-	1,179	-	-	1,179	-
Change in unfunded SERP liability, net of taxes of $8	-	-	-	-	-	-	(28)	(28)	-
Balance at March 31, 2025	212	2,115	1,059	10,552	32,680	362,041	(19,091)	376,901	81,034

Redemption value adjustment attributable to noncontrolling interest	-	-	-	-	-	-	-	-	(890)
Net earnings	-	-	-	-	-	26,861	-	26,861	822
Dividends declared:
Class A Common Stock, $0.06/share	-	-	-	-	-	(127)	-	(127)	-
Class B Common Stock, $0.07/share	-	-	-	-	-	(740)	-	(740)	-
Forfeiture of restricted common stock	-	-	(1)	(3)	1	-	-	-	-
Foreign currency translation adjustment, net of taxes of $0	-	-	-	-	-	-	540	540	-
Unrealized losses on interest rate swap cash flow hedge, net of taxes of $0	-	-	-	-	-	-	(386)	(386)	-
Stock-based compensation expense	-	-	-	-	1,721	-	-	1,721	-
Change in unfunded SERP liability, net of taxes of $8	-	-	-	-	-	-	(27)	(27)	-
Balance at June 30, 2025	212	2,115	1,058	10,549	34,402	388,035	(18,964)	404,743	$80,966

Redemption value adjustment attributable to noncontrolling interest	-	-	-	-	-	-	-	-	(315)
Net earnings	-	-	-	-	-	22,250	-	22,250	620
Dividends declared:
Class A Common Stock, $0.06/share	-	-	-	-	-	(127)	-	(127)	-
Class B Common Stock, $0.07/share	-	-	-	-	-	(741)	-	(741)	-
Forfeiture of restricted common stock	-	-	-	(2)	-	-	-	-	-
Foreign currency translation adjustment, net of taxes of $0	-	-	-	-	-	-	346	346	-
Unrealized losses on interest rate swap cash flow hedge, net of taxes of $0	-	-	-	-	-	-	(445)	(445)	-
Stock-based compensation expense	-	-	-	-	1,761	-	-	1,761	-
Change in unfunded SERP liability, net of taxes of $8	-	-	-	-	-	-	(27)	(27)	-
Balance at September 30, 2025	$212	2,115	$1,058	10,547	$36,163	$409,417	$(19,090)	$427,760	$81,271

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2026	2025

Cash flows from operating activities:
Net earnings	$87,348	$67,670
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,806	19,936
Stock-based compensation	8,158	4,661
Amortization of deferred financing costs	1,090	1,124
Deferred income tax (benefit) expense	(5,331)	1,722
Unrealized losses (gains) on foreign currency revaluation	2,557	(13,203)
Gains on sale of properties	(976)	(5,701)
Inventory impairment	1,186	-
Changes in fair value of contingent consideration liabilities	3,291	-
Other, net	(3,641)	1,794
Changes in operating assets and liabilities:
Increase in accounts receivable	(32,603)	(13,141)
Decrease (increase) in unbilled receivables	1,513	(4,097)
Increase in inventories	(56,495)	(1,656)
Increase in other current assets	(1,757)	(3,232)
(Increase) decrease in other assets	(2,698)	880
Increase in accounts payable	37,650	4,030
Increase (decrease) in accrued expenses	1,528	(3,357)
Decrease in accrued restructuring costs	(435)	(5,010)
Increase (decrease) in income taxes payable	5,654	(3,142)
(Decrease) increase in other liabilities	(889)	1,766
Net cash provided by operating activities	65,956	51,044

Cash flows from investing activities:
Purchase of property, plant and equipment	(11,036)	(8,578)
Proceeds from held to maturity securities	-	950
Investment in related party notes receivable	-	(985)
Proceeds from disposal/sale of property, plant and equipment	1,192	7,763
Acquisition of business, net of cash acquired	(16,224)	-
Net cash used in investing activities	(26,068)	(850)

Cash flows from financing activities:
Dividends paid to common shareholders	(2,651)	(2,494)
Dividends paid to noncontrolling interest	(3,324)	-
Payment for contingent consideration	(3,531)	-
Deferred financing costs	-	(681)
Repayments under revolving line of credit	(217,500)	(70,500)
Borrowings under revolving line of credit	20,000	8,000
Proceeds from issuance of common stock, net	441,643	-
Net cash provided by (used in) financing activities	234,637	(65,675)

Effect of exchange rate changes on cash and cash equivalents	797	4,971

Net increase (decrease) in cash and cash equivalents	275,322	(10,510)
Cash and cash equivalents - beginning of period	57,800	68,253
Cash and cash equivalents - end of period	$333,122	$57,743

Supplementary information:
Cash paid during the period for:
Income taxes, net of refunds received	$15,601	$19,426
Interest payments	$3,816	$11,831
ROU assets obtained in exchange for lease obligations	$15,130	$1,784

See accompanying notes to unaudited condensed consolidated financial statements.

BEL FUSE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The condensed consolidated balance sheets and statements of operations, comprehensive income (loss), shareholders’ equity and redeemable noncontrolling interest, and cash flows for the periods presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Bel Fuse Annual Report on Form 10-K for the fiscal year ended  December 31, 2025.

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

There were no significant changes to these accounting policies during the nine months ended September 30, 2026, except as discussed in this note below.

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU 2023-09 requires a public business entity ("PBE") to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received, disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The Company adopted this ASU in 2025.

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

Acquisition of dataMate

On March 5, 2026, we completed the acquisition of dataMate (“dataMate”), a provider of Ethernet and broadband connectivity solutions, from Methode Electronics, Inc. for aggregate consideration of approximately $16.0 million, subject to customary post-closing adjustments. The acquisition was funded using cash on hand and borrowings under our senior secured revolving credit facility (the "Revolver") under the Amended and Restated Credit and Security Agreement with KeyBank National Association (as amended, the "Credit Agreement" or the "CSA"). The acquisition was accounted for as a business combination under ASC 805, Business Combinations.

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

The results of operations of dataMate have been included in our condensed consolidated financial statements from the acquisition date of March 5, 2026. The results of dataMate are reported within the Company’s Industrial Technology & Data Solutions segment. The contribution of dataMate to our net sales was $4.8 million and $10.7 million for the three and nine months ended September 30, 2026, respectively. The contribution of dataMate to our operating income was not material during those periods. Acquisition-related costs were immaterial and were expensed as incurred. Bel did not provide any material indemnifications to the seller other than customary indemnities included in the purchase agreement.

Preliminary
Acquisition Date
(as adjusted)

Accounts receivable	$2,548
Inventories	2,119
Other current assets	647
Total identifiable assets	5,314

Net fixed assets	609
Intangible assets	8,000
Goodwill	3,514
Net assets acquired	17,437

Working capital liabilities	1,213
Total consideration transferred	$16,224

The following unaudited pro forma information presents the combined results of operations of the Company and dataMate as if the acquisition had occurred on January 1, 2025, as applicable to the periods presented. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred on the assumed date, nor is it intended to be a projection of future results. The unaudited pro forma information reflects adjustments that are directly attributable to the acquisition, factually supportable, and, with respect to the statements of operations, expected to have a continuing impact. The unaudited pro forma information does not reflect the realization of any anticipated cost savings, synergies, or operating efficiencies that may result from the acquisition, nor does it reflect any nonrecurring integration-related costs that may be incurred. There can be no assurance that any such benefits will be realized.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenue, net	$220,510	$185,096	$612,012	$514,402
Net earnings	38,389	24,532	87,790	70,886
Less: Net earnings attributable to non-controlling interest	276	620	3,005	2,280
Redemption value adjustment attributable to noncontrolling interest	11,823	(315)	21,194	(1,595)
Net earnings attributable to Bel Fuse shareholders	$26,290	$24,227	$63,591	$70,201
Earnings per Class A common share - basic	$1.74	$1.83	$4.48	$5.32
Earnings per Class A common share - diluted	$1.74	$1.83	$4.48	$5.32
Earnings per Class B common share - basic	$1.84	$1.93	$4.72	$5.60
Earnings per Class B common share - diluted	$1.83	$1.93	$4.72	$5.60

Acquisition of Enercon

On November 14, 2024, the Company closed on its acquisition of its majority 80% stake in Enercon, pursuant to the terms of the Share Purchase Agreement, dated as of September 19, 2024 (the “Purchase Agreement”), by and among the Company, Enercon, and FF3 Holdings, L.P., for itself and as Sellers' Representative (“FF3”), and each of the other seller parties signatory thereto (collectively with FF3, the "Sellers"). Enercon is a leading supplier of highly customized power conversion and networking solutions to aerospace and defense markets globally, providing robust and reliable solutions across air, land and sea applications. Enercon is based in Netanya, Israel with additional facilities in New Hampshire, U.S. and Haryana, India.

Under the terms of the Purchase Agreement, on the November 14, 2024 closing date (and deemed effective solely for accounting purposes as of November 1, 2024), Bel acquired from the Sellers 80% of the issued and outstanding share capital of Enercon on a fully diluted basis for (i) a cash purchase price of $320 million (subject to customary adjustments), plus (ii) up to $10 million in potential earnout payments for the 2025 and 2026 periods (the “Earnout Payments”). During the first quarter of 2026, the Company paid a $5.0 million earnout related to the achievement of the fiscal 2025 performance target.

Pursuant to the shareholders' agreement entered into on November 14, 2024, the Company and the Sellers have reciprocal call and put rights with respect to the remaining 20% ownership interest in Enercon. The Company currently expects to acquire the remaining ownership interest by early 2027 in accordance with the terms of those arrangements.

The acquisition resulted in a redeemable noncontrolling interest associated with the Sellers' remaining 20% ownership interest. Upon acquisition, the redeemable noncontrolling interest was initially recorded at its fair value of $72.4 million and subsequently adjusted to its redemption value at each reporting date. At December 31, 2025, the redeemable noncontrolling interest was reported in mezzanine equity at its redemption value of $93.2 million.

On September 15, 2026, the Company's subsidiary, Bel Power Solutions s.r.o., entered into a letter agreement with FF3 Holdings, L.P., in its capacity as Sellers' Representative (the “Letter Agreement”), which amended certain settlement and purchase price adjustment provisions relating to the future acquisition of the remaining 20% ownership interest in Enercon. The Letter Agreement eliminated certain purchase price adjustment provisions and established specified settlement mechanics applicable to the Company's existing put and call rights and obligations relating to the remaining 20% ownership interest, and fixed the fiscal 2026 earnout amount at $5.0 million.

Based on the revised contractual terms, the Company determined during the third quarter of 2026 that the redemption amount associated with the remaining 20% ownership interest had become fixed. Accordingly, the Company concluded that the obligation met the criteria for liability classification under ASC 480, Distinguishing Liabilities from Equity. Immediately prior to reclassification, the redeemable noncontrolling interest was adjusted to its redemption value of $114.0 million. As of September 30, 2026, the obligation was reclassified from mezzanine equity and is presented as redeemable noncontrolling interest liability within current liabilities in the accompanying condensed consolidated balance sheet based on the contractual settlement provisions. Based on the contractual settlement provisions, the Company expects the obligation to be settled by the first quarter of 2027. The reclassification had no impact on the Company's results of operations or total shareholders' equity.

3.	REVENUE

The following table provides information about disaggregated revenue by geographic region and sales channel, and includes a reconciliation of the disaggregated revenue to our reportable segments. See Note 16, “Segments,” for additional information regarding the Company’s current reportable segments and the recast of prior period segment information to conform to the current presentation:

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Aerospace, Defense & Rugged Solutions	Industrial Technology & Data Solutions	Consolidated	Aerospace, Defense & Rugged Solutions	Industrial Technology & Data Solutions	Consolidated

By Geographic Region:
North America	$70,500	$80,546	$151,046	$203,760	$199,501	$403,261
EMEA	33,256	18,386	51,642	105,916	49,485	155,401
Asia	2,840	14,982	17,822	7,198	43,826	51,024
	$106,596	$113,914	$220,510	$316,874	$292,812	$609,686

By Sales Channel:
Direct to customer	$79,703	$81,395	$161,098	$241,592	$204,894	$446,486
Through distribution	26,893	32,519	59,412	75,282	87,918	163,200
	$106,596	$113,914	$220,510	$316,874	$292,812	$609,686

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Aerospace, Defense & Rugged Solutions	Industrial Technology & Data Solutions	Consolidated	Aerospace, Defense & Rugged Solutions	Industrial Technology & Data Solutions	Consolidated

By Geographic Region:
North America	$65,525	$54,779	$120,304	$184,254	$144,376	$328,630
EMEA	28,730	14,601	43,331	79,716	45,383	125,099
Asia	2,043	13,302	15,345	7,282	38,506	45,788
	$96,298	$82,682	$178,980	$271,252	$228,265	$499,517

By Sales Channel:
Direct to customer	$76,171	$57,014	$133,185	$213,979	$154,549	$368,528
Through distribution	20,127	25,668	45,795	57,273	73,716	130,989
	$96,298	$82,682	$178,980	$271,252	$228,265	$499,517

The balances of the Company’s contract assets and contract liabilities at  September 30, 2026 and December 31, 2025 are as follows:

	September 30,	December 31,
	2026	2025

Contract assets - current (unbilled receivables)	$8,891	$9,747
Contract liabilities - current (deferred revenue)	$10,505	$9,767
Accounts receivable, net	$156,178	$121,490

The change in the balance of the Company’s unbilled receivables from December 31, 2025 to September 30, 2026 primarily reflects a timing difference between (i) when the Company satisfies its performance obligation (i.e., when product is shipped to a customer-controlled hub and control transfers in accordance with the applicable contract terms) and (ii) when the Company has an unconditional right to invoice the customer under the contractual invoicing provisions (i.e., when the customer withdraws (“pulls”) product from the customer-controlled hub). Accordingly, unbilled receivables represent amounts for which revenue has been recognized but which are not yet billable, and are expected to be billed as customers withdraw product from the hub.

The Company’s contract liabilities (deferred revenue) at December 31, 2025 and September 30, 2026 primarily relate to customer prepayments and advance billings for which revenue has not yet been recognized. Revenue is recognized upon shipment (or otherwise upon transfer of control) of the related goods in accordance with the Company’s revenue recognition policy. Contract liabilities are classified as current and are included in other current liabilities. For the nine months ended September 30, 2026, contract liabilities increased by approximately $0.7 million to $10.5 million, from $9.8 million at December 31, 2025, reflecting $79.7 million of customer prepayments and advance billings recorded during the period, partially offset by $78.9 million of revenue recognized that was included in contract liabilities at the beginning of the period and/or recorded during the period.

Transaction Price Allocated to Future Obligations

The aggregate amount of transaction price allocated to remaining performance obligations that have not been fully satisfied as of  September 30, 2026 related to contracts that exceed one year in duration amounted to $7.3 million, with expected contract expiration dates that range from 2027 – 2031. Based on the Company's current estimates, it is expected that approximately $1.1 million of this aggregate amount will be recognized in 2027, $1.1 million will be recognized in 2028, and $5.1 million will be recognized in the years beyond 2028. The majority of the Company's orders received (but not yet shipped) at  September 30, 2026 are related to contracts that have an original expected duration of one year or less, for which the Company is electing to utilize the practical expedient available within the applicable guidance, and are excluded from the transaction price related to these future obligations. The Company will generally satisfy the remaining performance obligations as we transfer control of the products ordered to our customers.

4.	EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted net earnings per common share under the two-class method for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Numerator:
Net earnings attributable to Bel Fuse shareholders	$26,290	$22,250	$63,149	$66,985
Less dividends declared:
Class A	127	127	381	381
Class B	863	741	2,342	2,218
Undistributed earnings	$25,300	$21,382	$60,426	$64,386

Undistributed earnings allocation:
Basic - Class A undistributed earnings	$3,557	$3,429	$9,037	$10,349
Basic - Class B undistributed earnings	21,743	17,953	51,389	54,037
Total undistributed earnings	$25,300	$21,382	$60,426	$64,386

Net earnings allocation:
Basic - Class A net earnings	$3,684	$3,556	$9,418	$10,730
Basic - Class B net earnings	22,606	18,694	53,731	56,255
Basic - Net earnings	$26,290	$22,250	$63,149	$66,985

Undistributed earnings allocation:
Diluted - Class A undistributed earnings	$3,554	$3,429	$9,031	$10,349
Diluted - Class B undistributed earnings	21,746	17,953	51,395	54,037
Total undistributed earnings	$25,300	$21,382	$60,426	$64,386

Net earnings allocation:
Diluted - Class A net earnings	$3,681	$3,556	$9,412	$10,730
Diluted - Class B net earnings	22,609	18,694	53,737	56,255
Diluted - Net earnings	$26,290	$22,250	$63,149	$66,985

Denominator:
Weighted-average shares outstanding:
Class A - Basic	2,115	2,115	2,115	2,115
Class A - Diluted	2,115	2,115	2,115	2,115
Class B - Basic	12,312	10,548	11,455	10,519
Class B - Diluted	12,324	10,548	11,465	10,519

Net earnings per share:
Class A - Basic	$1.74	$1.68	$4.45	$5.07
Class A - Diluted	$1.74	$1.68	$4.45	$5.07
Class B - Basic	$1.84	$1.77	$4.69	$5.35
Class B - Diluted	$1.83	$1.77	$4.69	$5.35

5.	FAIR VALUE MEASUREMENTS

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

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3 – Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

	September 30, 2026
	Carrying Value	Fair Value	Cash and Cash Equivalents	Other Current Assets

Cash	$288,215	$288,215	$288,215	$-
Level 1:
Money market funds	44,490	44,490	44,490	-
Money market funds (Rabbi Trust)	856	856	-	856
Subtotal	45,346	45,346	44,490	856
Level 2:
Certificates of deposit and time deposits	417	512	417	-
Subtotal	417	512	417	-
Total	$333,978	$334,073	$333,122	$856

	December 31, 2025
	Carrying Value	Fair Value	Cash and Cash Equivalents	Other Current Assets

Cash	$57,531	$57,531	$57,531	$-
Level 1:
Money market funds	1	1	1	-
Money market funds (Rabbi Trust)	586	586	-	586
Subtotal	587	587	1	586
Level 2:
Certificates of deposit and time deposits	1,859	2,121	268	1,591
Subtotal	1,859	2,121	268	1,591
Total	$59,977	$60,239	$57,800	$2,177

As of September 30, 2026 and December 31, 2025, our available-for-sale securities primarily consisted of investments held in a rabbi trust which are intended to fund the Company’s Supplemental Executive Retirement Plan (“SERP”) obligations. These securities are measured at fair value using quoted prices in active markets for identical assets (Level 1) inputs and amounted to $0.9 million at  September 30, 2026 and $0.6 million at December 31, 2025.

Throughout 2026 and 2025, the Company entered into a series of foreign currency forward contracts, the fair values of which were $0.3 million at  September 30, 2026 and $1.8 million at  December 31, 2025. The estimated fair value of foreign currency forward contracts is based on quotes received from the applicable counterparty, and represents the estimated amount we would receive or pay to settle the contracts, taking into consideration current exchange rates which can be validated through readily observable data from external sources (Level 2).

The Company's interest rate swap agreements, which are further described in Note 9, "Derivative Instruments and Hedging Activities," were terminated effective August 31, 2026. Accordingly, no interest rate swap assets or liabilities were outstanding as of September 30, 2026. The fair value of the interest rate swap agreements was $0.9 million as of December 31, 2025 and was classified within Level 2 of the fair value hierarchy.

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 were as follows:

	Balance Sheet Classification	2026	2025
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Other current assets	$209	$294
Not designated as hedging instruments	Other current assets	58	1,504
Interest rate swap agreements:
Designated as a cash flow hedge	Other assets	-	905
Total derivative assets		$267	$2,703

In connection with the acquisition of Enercon as further described in Note 2, “Acquisitions,” the Sellers are eligible to receive Earnout Payments based on the achievement of certain financial metrics for each of the fiscal 2025 and 2026 Earnout Periods. The fiscal 2025 earnout was paid during the first quarter of 2026. Pursuant to the Letter Agreement, the fiscal 2026 earnout amount was fixed at $5.0 million during the third quarter of 2026 and is classified as a liability.

The earnout liabilities were initially recorded at a fair value of $3.3 million on the acquisition date and, prior to execution of the Letter Agreement described below, were subsequently remeasured at fair value using significant unobservable inputs and classified within Level 3 of the fair value hierarchy.

In addition, as discussed in Note 2, “Acquisitions,” the Company has an obligation to acquire the remaining 20% ownership interest in Enercon. On September 15, 2026, Bel Power Solutions s.r.o., a subsidiary of the Company, entered into the Letter Agreement with FF3 Holdings, L.P., which amended certain provisions relating to the future acquisition of the remaining 20% ownership interest in Enercon.

Pursuant to the Letter Agreement, the fiscal 2026 earnout obligation became fixed at $5.0 million and was therefore reclassified from Level 3 to Level 2 during the third quarter of 2026.

The fair value of the Company's Level 3 contingent consideration liabilities consisted of the following:

		Level 3
		September 30,	December 31,
Contingent Liabilities	Balance Sheet Classification	2026	2025

Earnout payment liability - 2025	Other current liabilities	$-	$4,916
Earnout payment liability - 2026	Other current liabilities	-	1,709
Total Level 3 contingent consideration liabilities		$-	$6,625

The decrease in the Level 3 contingent consideration liabilities during the nine months ended September 30, 2026 primarily reflects the payment of the fiscal 2025 earnout of $5.0 million during the first quarter of 2026 and the reclassification of the fiscal 2026 earnout obligation from Level 3 to Level 2 during the third quarter of 2026.

Pursuant to the Letter Agreement, the fiscal 2026 earnout consideration was established at $5.0 million. Accordingly, as of September 30, 2026, the related liability is classified within Level 2 of the fair value hierarchy and is presented within other current liabilities in the accompanying condensed consolidated balance sheet.

As discussed in Note 2, "Acquisitions," the Company recorded a redeemable noncontrolling interest liability of $114.0 million as of September 30, 2026 related to its obligation to acquire the remaining 20% ownership interest in Enercon. As of September 30, 2026, the liability is classified within Level 2 of the fair value hierarchy and is presented within current liabilities in the accompanying condensed consolidated balance sheet. At December 31, 2025, the related redeemable noncontrolling interest was reported in mezzanine equity at its redemption value of $93.2 million.

Aside from the reclassification of the fiscal 2026 earnout liability and the redeemable noncontrolling interest liability from Level 3 to Level 2 as described above, the Company does not have any liabilities measured at fair value on a recurring basis categorized as Level 3. There were no other transfers in or out of Level 1, Level 2 or Level 3  during the nine months ended September 30, 2026 or September 30, 2025. There were no changes to the Company’s valuation techniques used to measure fair values on a recurring or nonrecurring basis during the nine months ended  September 30, 2026 or September 30, 2025.

During 2025, the Company performed its annual impairment test of indefinite-lived intangible assets and determined that no impairment charges were required. There were no financial assets or indefinite-lived intangible assets measured at fair value on a nonrecurring basis as of  September 30, 2026 or December 31, 2025.

The Company has other financial instruments, such as cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, which are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature. The fair value of the Company’s long-term debt is estimated using a discounted cash flow method based on interest rates currently available for debt issuances with similar terms and maturities. At September 30, 2026, the Company had no outstanding long-term debt, accordingly, the estimated fair value and carrying amount of total debt were $0 million and $0 million, respectively. At December 31, 2025, the estimated fair value of total debt was $196.5 million, compared to a carrying amount of $197.5 million. The Company did not have any other financial liabilities within the scope of the fair value disclosure requirements as of September 30, 2026.

Nonfinancial assets and liabilities, such as goodwill, indefinite-lived intangible assets and long-lived assets, are accounted for at fair value on a nonrecurring basis. These items are tested for impairment upon the occurrence of a triggering event or in the case of goodwill, on at least an annual basis. Based on the Company's assessment, it was concluded that no triggering events occurred during the nine months ended September 30, 2026 or September 30, 2025.

6.	INVENTORIES

The components of inventories are as follows:

	September 30,	December 31,
	2026	2025

Raw materials	$105,561	$73,629
Work in progress	65,718	58,076
Finished goods	53,433	35,565
Inventories	$224,712	$167,270

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2026	2025

Land	$125	$130
Buildings and improvements	13,955	16,408
Machinery and equipment	114,541	103,445
Construction in progress	6,570	7,114
	135,191	127,097
Accumulated depreciation	(84,871)	(78,669)
Property, plant and equipment, net	$50,320	$48,428

Depreciation expense was $3.4 million and $3.0 million, respectively, for the three months ended  September 30, 2026 and 2025 and $9.3 million and $8.9 million, respectively for the nine months ended September 30, 2026 and 2025. Depreciation expense related to our manufacturing facilities and equipment is included in cost of sales and depreciation expense associated with administrative facilities and office equipment is included in selling, general and administrative expense within the accompanying condensed consolidated statements of operations.

At September 30, 2026, a total of $0.8 million of properties were classified as assets held for sale on the accompanying condensed consolidated balance sheets related to properties owned by the Company in Hong Kong. During the three months ended September 30, 2026, the Company recorded a gain on sale related to one of these properties in the amounts of $1.0 million.

8.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2026	2025

Salaries, bonuses and related benefits	$34,552	$37,426
Accrued restructuring costs	324	759
Sales commissions	3,369	2,375
Warranty accrual	1,885	1,245
Other	10,672	7,905
	$50,802	$49,710

The change in warranty accrual during the nine months ended September 30, 2026 primarily related to repair costs incurred and adjustments to pre-existing warranties. The new warranty charges incurred during the nine months ended September 30, 2026 were $0.8 million.

Restructuring Activities:

Activity and liability balances related to restructuring costs for the nine months ended September 30, 2026 are as follows:

		Nine Months Ended
		September 30, 2026
	Liability at		Cash Payments	Liability at
	December 31,	New	and Other	September 30,
	2025	Charges	Settlements	2026
Severance and other restructuring costs	$759	$157	$(592)	$324

The balance of accrued restructuring costs at September 30, 2026 is primarily related to remaining liabilities associated with the Company's facility consolidation project in China where multiple Industrial Technology & Data Solutions manufacturing sites were consolidated.

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

We held outstanding foreign currency forward contracts with notional amounts of $52.0 million and $49.6 million as of September 30, 2026 and December 31, 2025, respectively. The Company's foreign currency forward contracts related to the Chinese renminbi are designated as cash flow hedges for accounting purposes and as such, changes in their fair value are recognized in accumulated other comprehensive loss in the consolidated balance sheet and are reclassified into the statement of operations within cost of goods sold in the period in which the hedged transaction affects earnings. Foreign currency forward contracts related to the Israeli shekel and Mexican peso are not designated as hedging instruments, and changes in their fair value are recognized in earnings within other income, net.

Interest Rate Swap Agreements

The Company previously maintained interest rate swap agreements with an aggregate notional amount of $60.0 million to partially mitigate exposure to variable interest rates on borrowings under its Credit Agreement. The swaps were designated as cash flow hedges for accounting purposes and were terminated effective August 31, 2026. The Company had no outstanding interest rate swap agreements as of September 30, 2026, and no amounts related to the terminated swaps remained in accumulated other comprehensive income (loss).

Fair Values of Derivative Financial Instruments

See Note 5, "Fair Value Measurements" for the gross fair values of the Company's derivative assets and liabilities as of September 30, 2026 and December 31, 2025.

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss (“AOCL”) and on the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net gains (losses) recognized in AOCL:
Foreign currency forward contracts	$57	$(45)	$577	$14
Interest rate swap agreements	-	31	63	(13)
	$57	$(14)	$640	$1

Net gains (losses) reclassified from AOCL to the consolidated statement of operations:
Foreign currency forward contracts	$272	$12	$651	$(54)
Interest rate swap agreements	-	476	598	1,408
	$272	$488	$1,249	$1,354

The gains and losses related to the foreign currency forward contracts are included as a component of currency translation adjustment on the accompanying condensed consolidated statements of comprehensive income for the three and nine months ended  September 30, 2026 and 2025.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains (losses) recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 were as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Classification in Consolidated Statements of Operations	2026	2025	2026	2025

Foreign currency forward contracts	Other income, net	$836	$878	$3,021	$399
Interest rate swap agreements	Other income, net	250	-	371	-
		$1,086	$878	$3,392	$399

During the third quarter of 2026, the Company recorded an out-of-period benefit within other income (expense), net of approximately $3.7 million, related to previously recorded foreign currency gains and losses. The Company concluded that the adjustment was not material to the current-period financial statements or any previously issued financial statements.

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

On June 4, 2026, the Company entered into a Limited Consent and Fifth Amendment Agreement to the CSA, which, among other things, (i) provided a one-time limited consent related to certain hedge agreements and (ii) eliminated the requirement to maintain control agreements over the deposit accounts and securities accounts of the Company or any subsidiary.

At September 30, 2026, the Company had no outstanding borrowings under the Revolver and $400.0 million of unused availability. At December 31, 2025, outstanding borrowings under the Revolver amounted to $197.5 million, and unused availability under the Revolver was $202.5 million. The Company incurred less than $0.1 million and $3.6 million of interest expense during the three months ended September 30, 2026 and 2025, respectively, and $4.4 million and $11.8 million during the nine months ended September 30, 2026 and 2025, respectively, in connection with interest due on its outstanding borrowings under the CSA during each period, including the effects of the 2021 interest rate swaps discussed in Note 9, "Derivative Instruments and Hedging Activities", and amortization of deferred financing costs.

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

At September 30, 2026, the Company was in compliance with its debt covenants, including its most restrictive covenant, the Fixed Charge Coverage Ratio.

11.	SHAREHOLDERS' EQUITY

May 2026 Follow-on Public Offering of Class B Common Stock

In May 2026, the Company completed an underwritten public offering of 1,725,000 shares of its Class B common stock at a public offering price of $266.00 per share, including the full exercise of the underwriters' option to purchase an additional 225,000 shares. Gross proceeds from the offering were approximately $458.9 million. After deducting underwriting discounts, commissions and other offering costs, net proceeds were approximately $441.6 million. Offering costs directly attributable to the offering were recorded as a reduction of additional paid-in capital.

During the quarter ended June 30, 2026, the Company used approximately $197.5 million of the net proceeds to repay all outstanding borrowings under its revolving credit facility. There is no outstanding debt under the facility as of September 30, 2026.

The Company currently expects to use a portion of the remaining net proceeds to fund the anticipated purchase of the remaining 20% ownership interest in Enercon and may use any remaining proceeds for acquisitions, investments, strategic partnerships and other general corporate purposes.

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

The Company is currently under examination by the Internal Revenue Service (“IRS”) for the tax year 2024. The Company is unable to reasonably estimate the amount or range of potential changes currently because the examination is in its early stages and the outcome depends on future developments, including the IRS’s final positions and timing of any resolution.

The Company is currently under examination by the state of New Jersey for the tax years 2021-2024. The Company is unable to reasonably estimate the amount or range of potential changes currently because the examination is in its early stages and the outcome depends on future developments, including the state of New Jersey’s final positions and timing of any resolution.

In June 2026, the Company received communication from local tax authorities regarding our Guangxi, China factory disputing the deduction of certain service fee expenses relating to intercompany services provided by our Dongguan, China factory. We have settled the dispute with the relevant tax authorities, which resulted in a $0.1 million additional tax expense relating to the 2022-2025 tax years.

Due to the expiration of the statutes of limitations for certain jurisdictions, it is reasonably possible that the amount of unrecognized tax benefits may change materially from those recorded at September 30, 2026. Liabilities for uncertain tax positions totaled $16.5 million at September 30, 2026 and $17.5 million at December 31, 2025. As of September 30, 2026, approximately $1.2 million of uncertain tax positions expired and $0.8 million are expected to be resolved within the next twelve months due to expiration of the related statute of limitations. If recognized, these amounts would reduce the effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions as a component of the current provision for income taxes. For the nine months ended September 30, 2026 and 2025, the Company recognized $0.2 million in each period, in interest and penalties in the condensed consolidated statements of operations.  Accrued interest and penalties included in the liabilities for uncertain tax positions were $1.0 million at each of September 30, 2026 and December 31, 2025.

13.	RETIREMENT, SAVINGS AND DEFERRED COMPENSATION PLANS

The Company maintains the Bel Fuse Inc. Employees’ Savings Plan, a defined contribution plan that is intended to meet the applicable requirements for tax-qualification under sections 401(a) and (k) of the Internal Revenue Code. The expense for the three months ended September 30, 2026 and 2025 amounted to $0.4 million and $0.3 million, respectively. The expense for the nine months ended September 30, 2026 and 2025 amounted to $1.5 million and $1.2 million, respectively. The Company’s matching contribution is made in the form of Bel Class A common stock. As of September 30, 2026, the plan owned 201,813 and 41,039 shares of Bel Class A and Class B common stock, respectively.

The Company also maintains a Nonqualified Deferred Compensation Plan (the "DCP"). With certain exceptions, the Company's contributions to the DCP are discretionary and become fully vested by the participants upon reaching age 65. The expense for the three months ended September 30, 2026 and 2025 amounted to less than $0.1 million during each period. The expense for the nine months ended September 30, 2026 and 2025 amounted to $0.2 million and $0.1 million, respectively. As the plan is fully funded, the assets and liabilities related to the DCP were in equal amounts of $1.9 million at  September 30, 2026 and $1.7 million at  December 31, 2025. These amounts are included in other assets and other liabilities, respectively, on the accompanying condensed consolidated balance sheets as of each date.

The Company’s subsidiaries in Asia maintain a retirement fund that covers substantially all Hong Kong-based full-time employees. Retirement fund expense for the three months ended  September 30, 2026 amounted to less than $0.1 million, compared to$0.1 million for the three months ended September 30, 2025. The expense for the nine months ended September 30, 2026 and 2025 amounted to $0.2 million and $0.3 million, respectively.

The Company maintains a SERP, which is designed to provide a limited group of key management and other key employees of the Company with supplemental retirement and death benefits. As discussed in Note 5, "Fair Value Measurements", above, the Company has investments in a rabbi trust which are intended to fund the obligations of the SERP.

The components of SERP expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Service cost	$80	$71	$240	$213
Interest cost	240	240	722	720
Net amortization	(11)	(35)	(33)	(105)
Net periodic benefit cost	$309	$276	$929	$828

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

The following amounts are recognized net of tax in accumulated other comprehensive loss:

	September 30,	December 31,
	2026	2025

Prior service cost	$29	$55
Net loss	(3,026)	(3,085)
	$(2,997)	$(3,030)

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss at  September 30, 2026 and December 31, 2025 are summarized below:

	September 30,	December 31,
	2026	2025

Foreign currency translation adjustment, net of taxes of ($312) at September 30, 2026 and ($312) at December 31, 2025	$(20,418)	$(19,490)
Unrealized gains on interest rate swap cash flow hedge, net of taxes of $0 at September 30, 2026 and $0 at December 31, 2025	-	906
Unrealized holding gains on marketable securities, net of taxes of ($7) at September 30, 2026 and ($7) at December 31, 2025	112	21
Unfunded SERP liability, net of taxes of $996 at September 30, 2026 and $1,003 at December 31, 2025	1,362	1,389

Accumulated other comprehensive loss	$(18,944)	$(17,174)

Changes in accumulated other comprehensive loss by component during the nine months ended September 30, 2026 are as set forth below. All amounts are net of tax:

			Unrealized
	Foreign	Unrealized Gains	Holding
	Currency	on Interest Rate	Gains on
	Translation	Swap Cash	Marketable	Unfunded
	Adjustment	Flow Hedge	Securities	SERP Liability		Total

Balance at December 31, 2025	$(19,490)	$906	$21	$1,389		$(17,174)
Other comprehensive (loss) income before reclassifications	(656)	(906)	91	(23)		(1,494)
Amount reclassified from accumulated other comprehensive loss	(272)	-	-	(4)	(a)	(276)
Net current period other comprehensive (loss) income	(928)	(906)	91	(27)		(1,770)

Balance at September 30, 2026	$(20,418)	$-	$112	$1,362		$(18,944)

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

In connection with the Company's 2014 acquisition of the Power-One Power Solutions business ("Power Solutions") of ABB Ltd ("ABB"), there is an ongoing claim by the Arezzo Revenue Agency in Italy concerning certain tax matters related to what was then Power-One Asia Pacific Electronics Shenzhen Co. Ltd. (now Bel Power Solutions Asia Pacific Electronics Shenzhen Co. Ltd, or “BPS China”) for the years 2004 to 2006. In September 2012, the Tax Court of Arezzo ruled in favor of BPS China and cancelled the claim. In February 2013, the Arezzo Revenue Agency filed an appeal of the Tax Court’s ruling. The hearing of the appeal was held on October 2, 2014. On October 13, 2014, BPS China was informed of the Regional Tax Commission of Florence ruling which was in favor of the Arezzo Revenue Agency and against BPS China. An appeal was filed on July 18, 2015 before the Regional Tax Commission of Florence and rejected. On December 5, 2016, the Arezzo Revenue Agency filed an appeal with the Supreme Court and BPS China filed a counter-appeal on January 4, 2017. The Supreme Court rendered a judgment against BPS China in March 2024. BPS China filed an appeal in July 2024. The estimated liability related to this matter is approximately $12.0 million and has been included as a liability for uncertain tax positions on the accompanying condensed consolidated balance sheets at  September 30, 2026 and  December 31, 2025. As Bel is entitled to be fully indemnified in this matter per the terms of the stock purchase agreement with ABB, a corresponding other asset for indemnification is also included in other assets on the accompanying condensed consolidated balance sheets at  September 30, 2026 and December 31, 2025.

In connection with the Company's 2021 acquisition of EOS Power ("EOS"), there is an ongoing claim asserted with respect to EOS by the Principal Commissioner of Customs (Preventive), Mumbai related to customs duties and imposed fines and penalties dating back to 1994. The original demand was in the amount of approximately $1.4 million, of which EOS has paid $0.5 million. EOS filed an Appeal in 2016 which is pending with the Customs, Excise and Service Tax Appellate Tribunal in Mumbai related to the $0.9 million balance of the original demand net of EOS' payment. As part of the EOS acquisition agreement entered into in March 2021, the Company is entitled to be indemnified for this matter for a period of 7 years from the acquisition date. The Company is unable to estimate at this time what amount, if any, may ultimately be due in connection with this claim. As such, no estimate was accrued as of September 30, 2026.

16.	SEGMENTS

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

	Three Months Ended September 30, 2026
	Aerospace, Defense & Rugged Solutions	Industrial Technology & Data Solutions	Total Consolidated

Net sales	$106,596	$113,914	$220,510
Cost of sales	64,410	65,291	129,701
Segment gross profit	42,186	48,623	90,809
Segment gross profit %	39.6%	42.7%	41.2%
Corporate and other			(528)
Total consolidated gross profit			90,281
Gross profit %			40.9%
Research and development costs			8,795
Selling, general and administrative expenses			39,437
Restructuring charges			57
Earnout liability adjustment			2,439
Interest expense			71
Interest income			(2,740)
Other income, net			(4,419)
Earnings before provision for income taxes			$46,641

	Three Months Ended September 30, 2026
	Aerospace, Defense & Rugged Solutions	Industrial Technology & Data Solutions	Reportable Segment Total	Corporate and Other	Total Consolidated

Total assets	$689,984	$292,807	$982,791	$326,648	$1,309,439
Capital expenditures	4,605	1,455	6,060	86	6,146
Depreciation and amortization expense	5,287	1,854	7,141	130	7,271
Interest expense	58	8	66	5	71

	Three Months Ended September 30, 2025
	Aerospace, Defense & Rugged Solutions	Industrial Technology & Data Solutions	Total Consolidated

Net sales	$96,298	$82,682	$178,980
Cost of sales	56,727	51,224	107,951
Segment gross profit	39,571	31,458	71,029
Segment gross profit %	41.1%	38.0%	39.7%
Corporate and other			111
Total consolidated gross profit			71,140
Gross profit %			39.7%
Research and development costs			7,549
Selling, general and administrative expenses			32,804
Restructuring charges			219
Gain on sale of properties			(1,626)
Earnout liability adjustment			1,857
Interest expense			3,630
Interest income			(238)
Other income, net			(1,058)
Earnings before provision for income taxes			$28,003

	Three Months Ended September 30, 2025
	Aerospace, Defense & Rugged Solutions	Industrial Technology & Data Solutions	Reportable Segment Total	Corporate and Other	Total Consolidated

Total assets	$658,378	$234,380	$892,758	$60,046	$952,804
Capital expenditures	1,355	459	1,814	46	1,860
Depreciation and amortization expense	4,905	1,603	6,508	144	6,652
Interest expense	17	22	39	3,591	3,630

	Nine Months Ended September 30, 2026
	Aerospace, Defense & Rugged Solutions	Industrial Technology & Data Solutions	Total Consolidated

Net sales	$316,874	$292,812	$609,686
Cost of sales	187,943	176,499	364,442
Segment gross profit	128,931	116,313	245,244
Segment gross profit %	40.7%	39.7%	40.2%
Corporate and other			(1,398)
Total consolidated gross profit			243,846
Gross profit %			40.0%
Research and development costs			26,308
Selling, general and administrative expenses			112,452
Restructuring charges			157
Earnout liability adjustment			3,291
Interest expense			4,403
Interest income			(4,170)
Other income, net			(788)
Earnings before provision for income taxes			$102,193

	Nine Months Ended September 30, 2026
	Aerospace, Defense & Rugged Solutions	Industrial Technology & Data Solutions	Reportable Segment Total	Corporate and Other	Total Consolidated

Total assets	$689,984	$292,807	$982,791	$326,648	$1,309,439
Capital expenditures	8,118	2,741	10,859	177	11,036
Depreciation and amortization expense	14,988	5,408	20,396	410	20,806
Interest expense	58	59	117	4,286	4,403

	Nine Months Ended September 30, 2025
	Aerospace, Defense & Rugged Solutions	Industrial Technology & Data Solutions	Total Consolidated

Net sales	$271,252	$228,265	$499,517
Cost of sales	160,363	143,031	303,394
Segment gross profit	110,889	85,234	196,123
Segment gross profit %	40.9%	37.3%	39.3%
Corporate and other			(1,081)
Total consolidated gross profit			195,042
Gross profit %			39.0%
Research and development costs			22,875
Selling, general and administrative expenses			93,225
Restructuring charges			(2,434)
Gain on sale of properties			(5,701)
Earnout liability adjustment			1,857
Interest expense			11,775
Interest income			(777)
Other income, net			(11,265)
Earnings before provision for income taxes			$85,487

	Nine Months Ended September 30, 2025
	Aerospace, Defense & Rugged Solutions	Industrial Technology & Data Solutions	Reportable Segment Total	Corporate and Other	Total Consolidated

Total assets	$658,378	$234,380	$892,758	$60,046	$952,804
Capital expenditures	4,502	4,021	8,523	55	8,578
Depreciation and amortization expense	14,785	4,726	19,511	425	19,936
Interest expense	197	45	242	11,533	11,775

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

In the nine months ended September 30, 2026, 52% of our revenues were derived from Aerospace, Defense & Rugged Solutions and 48% from Industrial Technology & Data Solutions.

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

Website Information

We routinely post important information for investors on our website, www.belfuse.com, in the "Investor Relations" section. We may use our website as a means of disclosing material, otherwise non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the Investor Relations section of our website, in addition to following our press releases, SEC filings, public conference calls, presentations and webcasts. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this document.

Key Factors Affecting our Business

We believe that in addition to recent global tariffs and inflationary pressures on the costs of goods and services in general, as well as ongoing conflicts/political unrest including in or near the countries in which Bel operates, the key factors affecting and/or potentially affecting our results for the nine months ended September 30, 2026 and/or future results include the following:

•	Acquisition of dataMate – In March 2026, we acquired dataMate, as further disclosed in Note 2, "Acquisitions." As a result, our Industrial Technology & Data Solutions segment includes dataMate’s net sales and results of operations from the date of acquisition. dataMate provides Ethernet and broadband connectivity solutions, and its results of operations may vary based on factors such as demand in industrial networking and data infrastructure markets, customer purchasing patterns, and general market conditions. During the nine months ended September 30, 2026, the Company recorded $10.7 million in sales related to the dataMate acquisition.

•

Backlog – Order backlog increased to $680.3 million at September 30, 2026, up $241.2 million, or 54.9%, from December 31, 2025, driven by growth across both operating segments including a 92.8% increase in Industrial Technology & Data Solutions and a 30.7% increase in the Aerospace, Defense & Rugged Solutions segment. The increase reflects higher levels of order activity during the period. Following our September 30, 2026 quarter-end, our order backlog increased further, amounting to $742.4 million as of October 31, 2026, reflecting continued strength in orders from our Data Solutions customers within the Industrial Technology & Data Solutions segment for requested ship dates in 2027. Backlog represents the estimated value of unfulfilled customer orders and contractual commitments; however, the timing and amount ultimately recognized as revenue are subject to various factors, including customer demand and delivery requirements, production capacity and scheduling, availability of components and other materials, supply chain conditions, program timing, product or design changes, and order or contract modifications, deferrals, rescheduling, or cancellations. Accordingly, backlog at any point in time may not be indicative of the timing or amount of future revenue.

•

Product Mix – Gross margin is influenced by the mix of products sold, as material, labor, and other production costs vary across our product lines. Changes in sales volume among products, end markets, and reportable segments may result in corresponding fluctuations in gross margin. Products within our Aerospace, Defense & Rugged Solutions segment have historically generated higher margins than certain products within our Industrial Technology & Data Solutions segment, reflecting differences in product characteristics, end markets, customer requirements, and cost structures. Certain products within our Industrial Technology & Data Solutions segment may be more sensitive to changes in labor costs and foreign currency exchange rates, including fluctuations between the U.S. dollar and the Chinese renminbi. Accordingly, shifts in product, customer, end-market, or segment mix may have a favorable or unfavorable impact on our operating results and profit margins from period to period. See "Results of Operations - Summary by Operating Segment - Revenue and Gross Margin."

•

Pricing and Availability of Materials – The cost and availability of raw materials, electronic components, and other inputs can affect our operating results. Prices for certain key commodities, including gold, silver, copper, and tin have generally remained elevated compared to the prior year. Prices, lead times and availability for certain semiconductors, printed circuit boards, ceramic capacitors, and other components continue to be influenced by supply chain, industry demand, geopolitical, and regulatory factors. In addition, tariffs, trade restrictions, and other trade-related measures may increase costs, disrupt supply chains, or require sourcing changes. These factors may result in higher costs, extended lead times, supply constraints, and variability in operating results. See "Global Tariffs" below.

•

Global Tariffs – On April 5, 2025, the U.S. government announced the implementation of reciprocal tariffs on imports into the United States from certain countries in which our manufacturing facilities and/or suppliers are located. On February 20, 2026, the Supreme Court of the United States issued its decision in Learning Resources, Inc. v. Trump, holding that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the imposition of tariffs. While this decision invalidated certain tariffs previously imposed under IEEPA, the broader implications of the ruling remain uncertain. We continue to monitor developments in U.S. trade policy, including potential legislative or executive actions that could result in the imposition of tariffs under alternative statutory authorities. Imports into the United States from Mexico are currently exempt from tariffs under the United States–Mexico–Canada Agreement (“USMCA”), as currently in force. During the nine months ended September 30, 2026, tariffs did not have a material impact on our results of operations. We continue to monitor potential impacts from changes in trade policy and may implement mitigation actions, including supply chain adjustments and pricing actions, as appropriate. We will also monitor, and may in the future consider to the extent appropriate, possible tariff refund claims, whether via the process administered by U.S. Customs and Border Protection (“CBP”) or in other fora. The imposition or reinstatement of tariffs on imports into the United States could increase costs, disrupt supply chains, and/or reduce demand for our products, all or any of which could adversely affect future results of operations, including net sales and gross margins.

•

Labor Costs – Direct labor costs included in cost of sales were 7.3% of revenue for the first nine months of 2026, compared with 7.8% for the corresponding period of 2025. The decrease primarily reflected operating leverage from higher sales volumes, automation-related productivity improvements, and the transition of certain manufacturing activities from our Pingguo, PRC facility to an external subcontractor in late 2025, which shifted a portion of related costs from direct labor to materials. Minimum wage increases implemented in China during 2026 are estimated to increase annual labor costs by approximately $0.9 million. The impact during the first nine months of 2026 was largely offset by higher revenue levels. Future changes in wage rates, labor availability, productivity, subcontracting arrangements, and other workforce-related costs could increase operating expenses and affect our operating results.

•	Inflationary Pressures - Inflation and other cost pressures may affect our operating results through higher costs for raw materials, labor, freight, utilities, healthcare, and other operating expenses. We seek to mitigate these pressures through pricing actions, productivity initiatives, sourcing strategies, and other cost-management measures. Demand related to AI-enabled data center infrastructure has contributed to higher prices and longer lead times for certain components, including printed circuit boards, semiconductors, and capacitors. Geopolitical tensions and related security concerns have also contributed to volatility in energy, freight, insurance, and logistics costs. Continued or worsening inflation, component constraints, transportation or energy-market disruptions, or other supply chain disruptions could increase our costs, impair our ability to obtain materials or deliver products, and affect our operating results.

•

Impact of Foreign Currency – During the nine months ended September 30, 2026, fluctuations in foreign currency exchange rates adversely affected our results. The strengthening of the Israeli shekel, Chinese renminbi, Mexican peso and euro relative to the U.S. dollar increased labor and overhead costs by approximately $7.5 million compared to the prior-year period, including approximately $3.2 million, $3.6 million, $0.5 million and $0.4 million, respectively. We also recognized a net foreign currency transaction loss of approximately $0.9 million, primarily related to the remeasurement of foreign currency-denominated monetary assets and liabilities and the settlement of foreign currency-denominated transactions. Because a significant portion of our operations is conducted outside the United States, changes in foreign currency exchange rates can affect reported revenues, expenses, operating margins and cash flows. We utilize foreign currency forward contracts as part of our risk management strategy to mitigate certain foreign currency exposures associated with forecasted operating expenses and other foreign currency-denominated transactions; however, these activities do not fully offset the effects of exchange rate movements. As a result, unfavorable foreign currency movements partially offset the benefits of higher sales volume and other operational improvements during the period.

•

Effective Tax Rate – Our effective tax rate will fluctuate based on the geographic regions in which our pretax profits are earned. Of the geographic regions in which we operate, the U.S. and Europe’s tax rates are generally comparable while Asia has the lowest tax rates of our three geographical regions. See Note 12, “Income Taxes.”

Results of Operations - Summary by Operating Segment

Revenue and Gross Margin

Our revenue and gross margin by operating segment for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	Revenue		Gross Margin		Revenue		Gross Margin
	2026	2025	2026	2025	2026	2025	2026	2025

Aerospace, Defense & Rugged Solutions	$106,596	$96,298	39.6%	41.1%	$316,874	$271,252	40.7%	40.9%
Industrial Technology & Data Solutions	113,914	82,682	42.7%	38.0%	292,812	228,265	39.7%	37.3%
	$220,510	$178,980	40.9%	39.7%	$609,686	$499,517	40.0%	39.0%

Aerospace, Defense & Rugged Solutions:

Net sales increased by $10.3 million, or 10.7%, for the three months ended September 30, 2026, compared with the three months ended September 30, 2025. The increase was driven by higher sales volumes in rugged industrial applications. Industrial sales increased by $8.5 million, or 47.3%, and defense sales increased by $3.5 million, or 6.2%. These increases were partially offset by a decrease in commercial air sales of $1.6 million, or 7.3%, which resulted from timing of shipments.

Net sales increased by $45.6 million, or 16.8%, for the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025. The increase reflected higher sales in industrial and defense applications. Industrial sales increased by $20.1 million, or 39.8%, and defense sales increased by $27.6 million, or 17.5%. These increases were partially offset by a decrease in commercial air sales of $2.0 million, or 3.2%.

Gross margin was adversely affected by unfavorable foreign currency fluctuations, including the weakening of the U.S. dollar against the Israeli shekel and Mexican peso, as well as an unfavorable product mix resulting from a higher proportion of industrial and distribution channel sales. These impacts were partially offset by improved operational efficiencies. The effect of unfavorable foreign currency fluctuations was more significant during the three-month period than during the year-to-date period.

Industrial Technology & Data Solutions

Net sales increased by $31.2 million, or 37.8%, for the three months ended September 30, 2026, compared with the three months ended September 30, 2025. The increase was driven by higher sales volumes in Data Solutions and Industrial, partially offset by lower sales in Transportation. Data Solutions sales increased by $27.4 million, or 61.5%, and Industrial sales increased by $5.1 million, or 18.1%, compared with the prior-year period. Transportation sales decreased by $1.3 million, or 12.8%, compared with the prior-year period.

Net sales increased by $64.5 million, or 28.3%, for the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025. The increase reflected higher sales in Data Solutions and Industrial, partially offset by lower sales in Transportation. Data Solutions sales increased by $57.7 million, or 50.4%, and Industrial sales increased by $12.7 million, or 15.5%, compared with the prior-year period. Transportation sales decreased by $5.9 million, or 18.2%, compared with the prior-year period.

Gross margin in the 2026 periods benefited primarily from pricing actions implemented earlier in 2026, a more favorable product mix, higher sales volumes, and improved operational efficiencies, including improved absorption of direct labor and manufacturing overhead resulting from increased production levels and improved factory utilization. These favorable impacts were partially offset by unfavorable foreign currency fluctuations, reflecting the weakening of the U.S. dollar against the Chinese renminbi and the euro, which increased costs at certain manufacturing locations. The year-to-date period also included results from earlier periods with comparatively lower gross margins.

Cost of Sales

Cost of sales as a percentage of revenue for the three and nine months ended September 30, 2026 and 2025 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Material costs	32.1%	32.2%	31.9%	31.2%
Labor costs	7.0%	7.2%	7.3%	7.8%
Other expenses	20.0%	20.8%	20.8%	21.9%
Total cost of sales	59.1%	60.3%	60.0%	61.0%

Material Costs

Material costs as a percentage of net sales were generally consistent with the prior-year quarter and increased modestly on a year-to-date basis. The year-to-date increase principally reflected sales growth in products with relatively higher bill-of-material ("BOM") content, including certain power products within the Aerospace, Defense & Rugged Solutions and Industrial Technology & Data Solutions segments. These products generally contain a higher proportion of purchased components and raw materials relative to labor and overhead costs.

Material costs were also affected by higher costs for certain commodities and electronic components, and select supplier price increases. In addition, changes in the Company's manufacturing footprint, including the increased use of third-party manufacturing for certain products previously produced internally, shifted a portion of production costs from labor and overhead to purchased materials. Ongoing sourcing and cost-reduction initiatives partially offset these impacts.

Labor Costs

Labor costs as a percentage of net sales decreased in both the three- and nine-month periods ended September 30, 2026. The decrease reflected improved leverage from higher sales volumes, increased manufacturing efficiencies, and changes in the Company's production and sourcing mix, including the increased use of third-party manufacturing for certain products previously produced internally. As a result, certain costs previously reflected in direct labor are now included within material costs.

These favorable impacts were partially offset by foreign currency movements, including the strengthening of the Israeli shekel and Chinese renminbi relative to the U.S. dollar, which increased labor-related costs at certain manufacturing locations.

Other Expenses

Other expenses were $44.1 million for the three months ended September 30, 2026, compared with $37.3 million for the three months ended September 30, 2025, an increase of $6.8 million. For the nine months ended September 30, 2026, other expenses were $127.0 million, compared with $109.6 million for the corresponding 2025 period, an increase of $17.4 million.

As a percentage of net sales, other expenses decreased for both the three- and nine-month periods, reflecting the benefit of higher sales volumes and improved absorption of fixed and semi-fixed manufacturing overhead. The increase in absolute other expenses primarily reflected higher indirect labor and related benefits, repairs and maintenance, and other manufacturing support costs associated with increased production activity. These increases were partially offset by lower insurance and facility-related costs. Depreciation and amortization expense and utility costs were generally consistent with the prior-year periods.

Research and Development Expense

Research and development expenses totaled $8.8 million for the three months ended September 30, 2026, an increase of $1.3 million from $7.5 million for the three months ended September 30, 2025. The increase reflected higher personnel-related costs, including labor, fringe benefits and incentive compensation, across both the Aerospace, Defense & Rugged Solutions and Industrial Technology & Data Solutions segments.

For the nine months ended September 30, 2026, research and development expenses totaled $26.3 million, an increase of $3.4 million from $22.9 million for the nine months ended September 30, 2025. The increase similarly reflected higher personnel-related costs across both operating segments.

Selling, General and Administrative Expense

For the three months ended September 30, 2026, selling, general and administrative (“SG&A”) expenses were $39.4 million, compared with $32.8 million for the three months ended September 30, 2025, an increase of $6.6 million. SG&A expenses were 17.9% of net sales in the third quarter of 2026, compared with 18.3% of net sales in the third quarter of 2025.

The increase in SG&A expenses during the third quarter period reflected higher salaries and employee-related costs of $2.3 million, resulting from increased compensation and certain onboarding-related costs. Legal and professional fees increased by $1.6 million. Recruiting and relocation costs increased by $0.6 million, and travel and entertainment expense increased by $0.5 million. SG&A expenses also increased due to higher information technology and administrative support costs.

For the nine months ended September 30, 2026, SG&A expenses were $112.5 million, compared with $93.2 million for the nine months ended September 30, 2025, an increase of $19.3 million. SG&A expenses were 18.4% of net sales in 2026, compared with 18.7% of net sales in 2025.

The increase in SG&A expenses during the nine month period reflected higher salaries and employee-related costs of $7.5 million, including annual compensation adjustments, increased headcount and certain onboarding-related costs. Legal and professional fees increased by $5.3 million, reflecting costs associated with the dataMate acquisition, higher external professional services, and overlapping audit-related costs. SG&A expenses also increased due to higher incentive compensation, travel and entertainment, recruiting and relocation, information technology, and administrative support costs.

The year-over-year increase in incentive compensation expense included approximately $1.3 million attributable to a bonus reversal recorded during the first quarter of 2025. The reversal reduced incentive compensation expense in the 2025 period and did not recur in 2026.

The decrease in SG&A expenses as a percentage of net sales reflected net sales growth that exceeded the increase in SG&A expenses, resulting in improved operating leverage during both the three- and nine-month periods.

Interest Expense

Interest expense was less than $0.1 million for the three months ended September 30, 2026, compared with $3.6 million for the three months ended September 30, 2025, a decrease of $3.6 million. The decrease primarily reflected lower average borrowings under the Company's Credit and Security Agreement during the 2026 period, including the repayment of outstanding borrowings under the Revolver. The Company had no outstanding borrowings under the Revolver at September 30, 2026. Interest expense for both periods also included the effects of the Company's 2021 interest rate swap agreements and the amortization of deferred financing costs.

For the nine months ended September 30, 2026, interest expense was $4.4 million, compared with $11.8 million for the nine months ended September 30, 2025, a decrease of $7.4 million. The decrease reflected lower average borrowings under the Company's Credit and Security Agreement during 2026 as the Company reduced and ultimately repaid amounts outstanding under the Revolver, which totaled $197.5 million at December 31, 2025. Interest expense for both periods also included the effects of the Company's 2021 interest rate swap agreements and the amortization of deferred financing costs.

For further information on the Company's outstanding debt, see "Liquidity and Capital Resources" below and Note 10, "Debt."

Interest Income

Interest income was $2.7 million for the three months ended September 30, 2026, compared with $0.2 million for the three months ended September 30, 2025, an increase of $2.5 million. The increase primarily reflected higher average cash and cash equivalent balances during the 2026 period.

For the nine months ended September 30, 2026, interest income was $4.2 million, compared with $0.8 million for the nine months ended September 30, 2025, an increase of $3.4 million. The increase similarly reflected higher average cash and cash equivalent balances during the 2026 period.

Other Income, Net

Other income, net was $4.4 million for the three months ended September 30, 2026, compared to $1.1 million for the corresponding period in 2025. The increase was driven principally by foreign currency transaction gains of $3.6 million in 2026, compared to foreign currency transaction losses of $0.3 million in 2025, reflecting period-to-period fluctuations in foreign currency exchange rates and transaction exposures. The Company also recognized a gain on the sale of a property in Hong Kong of approximately $1.0 million during the third quarter of 2026. These favorable impacts were partially offset by less favorable results from investments associated with the Company's SERP, which generated a loss of $0.1 million in 2026 compared to a gain of $0.7 million in 2025. In addition, the Company recognized $0.3 million of losses related to its investment in innolectric AG (“innolectric”) during the third quarter of 2025.

For the nine months ended September 30, 2026, other income, net was $0.8 million, compared to other income, net of $11.3 million for the corresponding period in 2025. The year-over-year change was driven by foreign currency transaction losses of $0.9 million in 2026, compared to foreign currency transaction gains of $11.6 million in 2025, reflecting changes in foreign currency exchange rates and transaction exposures between periods. Gains on SERP investments were $1.1 million in both periods. The Company also recognized a gain on the sale of a property in Hong Kong of approximately $1.0 million during 2026. Additionally, the Company recognized $0.4 million of losses related to its investment in innolectric during the nine months ended September 30, 2025.

Other income, net for the three and nine months ended September 30, 2026 included an approximately $3.7 million out-of-period benefit related to previously recorded foreign currency gains and losses, as discussed in Note 9, "Derivative Instruments and Hedging Activities."

Provision for Income Taxes

The Company’s effective tax rate may fluctuate based on the geographic mix of pretax earnings.  Tax rates in the U.S. and Europe are generally comparable, while Asia generally has lower statutory tax rates. See Note 12, “Income Taxes.”

For the three months ended September 30, 2026, the provision for income taxes was $8.3 million, compared to $5.4 million for the same period in 2025.  Earnings before income taxes for the three months ended September 30, 2026, increased by $18.6 million compared to the same period in 2025, primarily due to higher income from the North America and Asia regions, partially offset by a decrease in income from the Europe region. The Company’s effective tax rate for the three months ended September 30, 2026, was 17.7%, compared to 19.5% for the same period in 2025. The decrease in the effective tax rate was primarily driven by a decrease in taxes related to income from foreign subsidiaries taxed in the U.S. as part of the Tax Cuts and Jobs Act. See Note 12, “Income Taxes.”

For the nine months ended September 30, 2026, the provision for income taxes was $14.8 million, compared to $17.8 million for the same period in 2025. Earnings before income taxes for the nine months ended September 30, 2026, increased by $16.7 million compared to the same period in 2025, primarily due to higher income from the North America and Asia regions, partially offset by a decrease in income from the Europe region. The Company’s effective tax rate for the nine months ended September 30, 2026, was 14.5% compared to 20.8% for the same period in 2025. The decrease in the effective tax rate was attributable to a tax benefit from restricted stock vesting and the reversal of uncertain tax positions resulting from the expiration of applicable statutes of limitations, and a deferred tax benefit arising from a foreign tax rate increase that resulted in the remeasurement of certain deferred tax assets. See Note 12, “Income Taxes.”

Liquidity and Capital Resources

Our principal sources of liquidity include $333.1 million of cash and cash equivalents at September 30, 2026, cash provided by operating activities, proceeds from securities offerings and borrowings available under our credit facility. We expect to use this liquidity for operating expenses, investments in working capital, capital expenditures, interest, taxes, lease and purchase obligations, pension benefit obligations, dividends, and debt obligations and other long-term liabilities. Our liquidity may also be utilized for purchases of common stock under our Repurchase Program, to fund potential acquisitions in future periods, as well as probable future cash requirements associated with the Enercon acquisition, including amounts that may become payable under contingent consideration arrangements and contractual settlement obligations related to the remaining 20% ownership interest in Enercon, as amended by the Letter Agreement. See the discussion “Liquidity and Capital Resources” appearing in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, both in the next twelve months and in the longer term.

Cash Flow Summary

During the nine months ended September 30, 2026, our cash and cash equivalents increased by $275.3 million. This increase was primarily attributable to the following:

•	net cash provided by operating activities of $66.0 million;
•	proceeds from our underwritten offering of common stock of $441.6 million, $197.5 million of which was used to repay outstanding borrowings under the Company's Credit and Security Agreement;
•	a payment for the acquisition of dataMate of $16.2 million;
•	purchases of property, plant and equipment of $11.0 million;
•	dividend payment to noncontrolling interest of $3.3 million;
•	dividend payments to Bel shareholders of $2.7 million; and
•	payment of contingent consideration of $3.5 million.

Net cash provided by operating activities was $66.0 million for the nine months ended September 30, 2026, compared with $51.0 million for the corresponding 2025 period. The increase reflected higher net earnings and higher non-cash adjustments, including depreciation and amortization, stock-based compensation, foreign currency revaluation losses, and changes in the fair value of contingent consideration liabilities. These favorable factors were partially offset by increased working capital requirements associated with higher sales levels and production activity.

Working capital was a net use of cash during the period, primarily reflecting increases in accounts receivable of $32.6 million and inventories of $56.5 million. The increase in accounts receivable was principally attributable to higher sales levels, while the increase in inventories reflected higher levels of raw materials, work in process and finished goods to support customer demand, increased production activity, and lead-time requirements. In addition, higher material costs increased the carrying value of inventory on hand. These uses of cash were partially offset by an increase in accounts payable of $37.7 million, primarily reflecting higher purchasing activity and the timing of vendor payments.

Other working capital changes included an increase in income taxes payable of $5.7 million and accrued expenses of $1.5 million. These favorable impacts were partially offset by decreases in accrued restructuring costs of $0.4 million and other liabilities of $0.9 million, as well as increases in other assets of $2.7 million and other current assets of $1.8 million.

Net cash used in investing activities was $26.1 million for the nine months ended September 30, 2026, primarily reflecting the acquisition of dataMate, net of cash acquired, of $16.2 million and capital expenditures of $11.0 million, partially offset by proceeds from the sale of property, plant and equipment of $1.2 million.

Net cash provided by financing activities was $234.6 million for the nine months ended September 30, 2026. Financing activities were primarily driven by $441.6 million of net proceeds from the Company's May 2026 underwritten public offering of 1,725,000 shares of Class B common stock. These proceeds were partially offset by the repayment of $197.5 million of outstanding borrowings under the Company's Credit and Security Agreement, dividend payments, and contingent consideration payments. The Company used a portion of the net proceeds from the offering to repay all outstanding borrowings under its Credit and Security Agreement and intends to use the remaining proceeds to fund the acquisition of the remaining 20% ownership interest in Enercon, pursue acquisition and partnership opportunities, and for general corporate purposes.

Cash and cash equivalents and accounts receivable, in the aggregate, comprised approximately 37.4% of total assets as of September 30, 2026, compared with 19.2% as of December 31, 2025. The Company's current ratio was 2.6 to 1 as of September 30, 2026, compared with 3.0 to 1 as of December 31, 2025.

At September 30, 2026 and December 31, 2025, approximately $52.7 million and $43.4 million, respectively, of cash and cash equivalents was held by foreign subsidiaries, representing approximately 16% and 75%, respectively, of total cash and cash equivalents. During the nine months ended September 30, 2026, the Company repatriated $16.8 million of cash from foreign jurisdictions. The Company continues to evaluate its global working capital and liquidity requirements, as well as the potential tax consequences associated with future repatriations. The Company has not determined whether additional repatriations will be required to fund U.S. operations. If such funds were needed in the United States, the Company could incur U.S. state income taxes and applicable foreign withholding taxes in connection with their repatriation.

Future Cash Requirements

We expect foreseeable liquidity and capital resource requirements in the ordinary course to be met through existing cash and cash equivalents and anticipated cash flows from operations, as well as borrowings available under our revolving credit facility, if needed. Our material cash requirements arising in the normal course of business are outlined in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There were no material changes to our future cash requirements during the nine months ended September 30, 2026.

In addition, the Company expects to settle the obligation associated with the remaining 20% ownership interest in Enercon by the first quarter of 2027 in accordance with the contractual settlement provisions described in Note 2, “Acquisitions.” The related liability was $114.0 million as of September 30, 2026.

Credit Facility

As of September 30, 2026, the Company had no outstanding borrowings under its Revolver and had $400 million of unused borrowing capacity. See Note 10, "Debt." The Revolver matures on September 1, 2028. As of September 30, 2026, the Company was in compliance with all financial covenants, including the most restrictive covenant, the Fixed Charge Coverage Ratio.

Interest expense and related cash payments under the Revolver will vary based on amounts borrowed and applicable interest rates. Because there were no outstanding borrowings as of September 30, 2026, the Company does not currently expect material interest payments related to revolving borrowings for the remainder of 2026.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in foreign currency exchange rates, changes in interest rates associated with its long-term debt and fluctuations in commodity prices. Under the Company’s risk management strategy, the Company periodically uses foreign currency forward contracts to manage its short-term exposures to fluctuations in operational cash flows resulting from changes in foreign currency exchange rates. To partially mitigate risks associated with the variable interest rates on Revolver borrowings, to the extent of any outstanding, under the Company's Credit Agreement (see Note 10, “Debt”, to the condensed consolidated financial statements herein, and Note 11, “Debt,” to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025), the Company previously maintained two pay-fixed, receive-variable interest rate swap agreements with two multinational financial institutions; both agreements terminated on August 31, 2026 (see Note 9, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements herein, and Note 13, “Derivative Instruments and Hedging Activities”, to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025). As of September 30, 2026, the Company had no outstanding interest rate swap agreements. The Company’s primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk and interest rate risk, when deemed appropriate. The Company enters into these contracts in the normal course of business to mitigate risks and not for speculative purposes. The Company utilizes various metals in the production of its products, including copper, zinc, tin, gold, and silver. Fluctuations in the prices of these and other commodities can lead to significantly higher production costs. The Company believes it has adequate primary and secondary sources for each of its key materials. While facing potential volatility in metal prices and anticipating increased material costs, the Company actively monitors these risks. To mitigate any possible negative impacts from these changes, it has implemented and may continue to implement various strategies, including price adjustments and productivity improvements. There have not been any material changes with regard to market risk during the nine months ended September 30, 2026. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” herein, and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of market risks.

Item 4.   Controls and Procedures

Disclosure controls and procedures: As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act (the “Exchange Act”) Rule 13a-15(e) and Rule 15d-15(e). Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

We are also involved in various other legal actions incidental to our business. These actions typically seek, among other things, compensation for alleged breach of contract, warranty claims, environmental liability, intellectual property infringement, tax liability, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, claims and proceedings, the Company accrues reserves when a loss is probable, and the amount of such loss can be reasonably estimated. In the Company’s opinion, it has made appropriate and adequate accruals for claims, if any, where necessary; however, the ultimate liability for legal proceedings is uncertain, and if significantly different than the amounts accrued, if any, the ultimate outcome could have a material effect on the financial condition or results of operations of the Company. The Company cannot predict the outcome of the litigation matters or other actions nor when they will be resolved.

Item 1A. Risk Factors

Our risk factors are disclosed in Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and should be carefully considered before making an investment decision. These are the risk factors that we consider to be the most significant risk factors, but they are not the only risk factors that should be considered in making an investment decision. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, except as reflected in the disclosure in Part I, Item 2 of this quarterly report on Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 21, 2024, the Company’s Board of Directors authorized and the Company publicly announced, a $25.0 million share repurchase program (the “Repurchase Program”). The Repurchase Program authorizes the repurchase of up to $25.0 million of shares of outstanding Class A Common Stock and Class B Common Stock. The aggregate $25.0 million authorized for repurchases under the Repurchase Program has been suballocated for purchases of Class A shares and Class B shares in portions of $4.0 million and $21.0 million, respectively, prorated to take into account the number of outstanding shares of each respective class at the time of such authorization. Shares of  Class A Common Stock and Class B Common Stock may be repurchased pursuant to the Repurchase Program in open market, privately negotiated or block transactions or otherwise from time to time, depending upon market conditions and other factors, and in accordance with applicable law and regulations. The Repurchase Program has no expiration date. The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares, and the Repurchase Program may be suspended or terminated at any time. As of September 30, 2026 the program-to-date repurchases amounted to 26,326 Class A shares at an aggregate purchase price of $1.9 million and 235,821 Class B shares at an aggregate purchase price of $14.1 million. There were no repurchases of our equity securities during the three months ended September 30, 2026 under the Repurchase Program or otherwise. Under the existing authorization for the Repurchase Program described above, of the aggregate amount initially authorized for repurchases, approximately $2.1 million of Class A Common Stock and $6.9 million of Class B Common Stock remain that may yet be purchased under this program as of September 30, 2026.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended  September 30, 2026, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibits:

3.1	(i) Restated Certificate of Incorporation, as amended, is incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 filed on August 11, 1998 and (ii) the Certificate of Amendment to the Company’s Restated Certificate of Incorporation, is incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed on March 29, 2000.

3.2	Amended and Restated By-Laws of Bel Fuse Inc. (adopted October 25, 2023), are incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 25, 2023.

10.1*	Letter Agreement, dated September 15, 2026, between Bel Power Solutions s.r.o. and FF3 Holdings, L.P., Relating to the Deferred Option Closing.

10.2†	First Amendment, dated as of July 2, 2026, to the Amended and Restated Employment Agreement by and between Bel Fuse Inc. and Farouq Tuweiq is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2026.

10.3†	First Amendment, dated as of July 2, 2026, to the Employment Agreement by and between Bel Fuse Inc. and Lynn Hutkin is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 2, 2026.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

*   Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEL FUSE INC.
(Registrant)

Date: November 3, 2026	By:	/s/ Farouq Tuweiq
Farouq Tuweiq
President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2026	By:	/s/ Lynn Hutkin
Lynn Hutkin
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)